Form 10QSB
period 2007-06-30
IMMS, Inc.
filed 2007-08-17
CIK 1374435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from: ____________________to____________________

Commission File No. 333-137098

IMMS, Inc.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	95-4862281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

660 Newport Center Drive Ste. 720
Newport Beach CA 92660
(Address of principal executive offices and Zip Code)

(949) 721-1725
(Issuer’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 30, 2007
$0.001 PAR VALUE COMMON STOCK	8,482,320 SHARES

IMMS, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2007

TABLE OF CONTENTS

		Page
Part 1	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheet as of June 30, 2007 (Unaudited)	3

	Unaudited Statements of Operations for the Three Months and Six Months ended June 30, 2007 and from inception	4

	Unaudited Statements of Cash Flows for the Three Months and Six Months Ended June 30, 2007 and from inception	5

	Notes to the Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

	Signatures	13

	CEO Certification	attached

	CFO Certification	attached

PART 1. FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

IMMS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

June 30, 2007

ASSETS

Current assets
Cash	$21,837
Total current assets	21,837

Fixed assets - net	293,858
Accumulated depreciation	(147,834)
146,024

Total Assets	$167,861

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$7,676
Accrued payables - related parties	49,418
Loans payable - related parties	38,463
Notes payable - current - related parties
Notes payable - current	12,663
Other payables	7,714
Total current liabilties	131,745

Notes payable - related parties	24,189
Notes payable	173,826
198,015

Total Liabilities	329,760

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-
Common stock, $.001 par value;
190,000,000 shares authorized;
8,482,320 shares issued and
outstanding	8,482
Additional paid in capital	795,210
Deficit accumulated during the
development stage	(965,591)

Total Stockholders' Equity	(161,899)

Total Liabilities and Stockholders' Equity	$167,861

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Jan. 1, 2003
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2007

Revenues	$-	$-	$-	$-	$11,342
Revenues - related party	3,000	3,000	6,000	3,000	15,000
	3,000	3,000	6,000	3,000	26,342

Operating expenses:
Amortization & depreciation	18,693	15,693	35,886	33,636	200,834
General and administrative	23,245	6,317	120,909	28,880	792,276
	41,938	22,010	156,795	62,516	993,110
Operating - other:
Gain on asset sales	-	-	18,750	21,250	40,000
Loss on asset sales	-	(2,000)	-	(2,000)	(2,000)

Gain (loss) from operations	(38,938)	(21,010)	(132,045)	(40,266)	(928,768)

Other income (expense):
Interest revenue	-	-	28	-	28
Interest expense	(4,538)	(5,380)	(8,435)	(11,425)	(32,814)
Other	-	-	273	125	398
	(4,538)	(5,380)	(8,134)	(11,300)	(32,388)

Income (loss) before
provision for income taxes	(43,476)	(26,390)	(140,179)	(51,566)	(961,156)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(43,476)	$(26,390)	$(140,179)	$(51,566)	$(961,156)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.02)	$(0.01)	-

Weighted average number of
common shares outstanding	8,482,320	8,482,320	8,482,320	8,482,320	-

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Jan. 1, 2003
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	June 30, 2006	June 30, 2007	June 30, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(140,179)	$(51,566)	$(961,156)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	35,886	33,636	200,835
Other assets	1,075
Bank overdraft
Gain on asset sales	(18,750)	(21,250)	(40,000)
Loss on asset sales		2,000	2,000
Accrued payables		7,676	7,676
Accrued payables - related parties	1,000	6,842	45,193
Unearned revenue - related parties
Other payables	(71)	4,914	7,713
Net cash provided by (used for)
operating activities	(121,039)	(17,748)	(737,739)

Cash Flows From Investing Activities:
Fixed asset purchases	(2,985)		(353,858)
Fixed asset sales	55,000	55,000	110,000
Net cash provided by (used for)
investing activities	52,015	55,000	(243,858)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Jan. 1, 2003
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	June 30, 2006	June 30, 2007	June 30, 2007

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	32,500	5,000	539,271
Notes & loans payable - payments	(9,188)	(32,261)	(56,337)
Sales of common stock			520,500
Net cash provided by (used for)
financing activities	23,312	(27,261)	1,003,434

Net Increase (Decrease) In Cash	(45,712)	9,991	21,837

Cash At The Beginning Of The Period	47,414	11,846	-

Cash At The End Of The Period	$1,702	$21,837	$21,837

Schedule Of Non-Cash Investing And Financing Activities

In 2005 the Company issued 2,829,820 common shares to retire related party debt of $282,982.

Supplemental Disclosure

Cash paid for interest	$-	$6,511	-
Cash paid for income taxes	$-	$-	-

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

IMMS, Inc. (the “Company”), was incorporated in the State of Nevada on May 10, 2001 under the name North American Association for Commerce Enabled Small Businesses. In 2001 the Company changed its name to General Pacific Corp., in 2003 to O'Connell Motorsports Group, Inc., and in 2004 to IMMS, Inc. The Company designs and assembles motorsport racecars for its own use, and competes in organized racing events. The Company is currently considered to be in the development stage, and has generated only limited revenues from its activities in the racing business.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for racecars and for shop and pit equipment.

IMMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Overview

This prospectus contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this prospectus.

We are a small motorsports race car business that has  participated primarily in NASCAR (the National Association for Stock Car Auto Racing) and NASA (National Auto Sports Association.) sanctioned events.  We utilize our racecars to  provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles carry their logo, We have conducted limited operations to date.

Trends & Outlook

Revenue; Our revenue is currently derived from Sponsorship clients. In exchange for “sponsorship” money, our clients place advertisements on our race cars.

Long-term, we cannot predict the growth or decline of our revenues. If certain standards set by our sponsors are, or are not met we could increase or decrease our sponsor revenue. Such standards are agreed upon between the Company at the inception of the sponsor agreement and are based upon “performance.”  Performance criteria includes but is not limited to on racetrack success, hospitality, race event attendance by specific demographics and overall media coverage.  We believe currently satisfy these standards for our current sponsors.  In the event the company fails to satisfy these standards, certain sponsors could terminate their relationship with us.  We currently maintain these standards by interacting with our sponsors on a regular basis and updating their expectations of us.

At present, we are in the process of moving to the NASCAR Grand National West Series (regional) and the NASCAR Busch Series (national) where we will enter select road racing events.  We believe these series provide a broader market and expanded media for our sponsors.  Additionally, we will maintain our select racing calendar in the NASA/ASC road racing series.  All oval track racing will be terminated for the foreseeable future.

Operating Expenses; Our Operating expenses are currently attributed to the daily operations of the company. These expenses include, but are not limited to, materials and parts, consulting, transportation, marketing, travel and administrative costs. These costs can vary depending on fuel costs, distances, cost of advertising or changes in consulting fees.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America . The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States , and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

 Use of Estimates--These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents--We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition--Our revenue, to date, has been derived from advertising , marketing sponsors and from race purses. Revenue is recognized on an accrual basis as earned under contract terms. In kind sponsorship fees are based upon the value of the product or service that may be provided to us. The fair value of our use of the Calvin garage space and the fair value of the advertising provided to Calvin by the Company was determined by an agreement between the parties that was based upon what each party would be willing to pay or receive for the consideration provided. The garage structure is on residential property with limited amenities, not lending itself to comparison with commercial market comparables. Therefore, the parties estimated value based on an agreed amount that they would be willing to pay or receive.

Intangible and Long-Lived Assets--We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2006 no impairment losses were recognized.

Stock Based Compensation--We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18,“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Good or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

Our common stock is quoted on the Over-The-Counter Bulletin Board and trades under the symbol IMSZ.OB.   As of June 30, 2007 there 8,482,320 shares of our common stock issued and outstanding.

For the Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

During the three months ended June 30, 2007, we incurred a net loss of $26,390, because we had $3,000 in revenue to offset against operating expenses. The loss in the first quarter was primarily attributable to general and administrative expenses.  Total operating expenses decreased approximately $19,928 for the three months ended June 30, 2007 to approximately $22,010 compared to the same period for the three months ended June 30, 2006 which were approximately $41,938.   The decrease in the loss for 2007 is primarily due to our change in foucs from oval racing to road course racing in the NACAR and American Stock Car series as well as a decrease in the number of races entered by us compared to the same period in 2006.   From inception to June 30, 2007, we had a net loss of $961,156.

For the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

During the six months ended June 30, 2007, we incurred a net loss of $51,566, because we had $3,000 in revenue to offset against operating expenses. The loss in the first quarter was primarily attributable to general and administrative expenses.  Total operating expenses decreased approximately $94,279 for the six months ended June 30, 2007 to approximately $62,516 for the six months ended June 30, 2007 compared to $156,795 for the six months ended June 30, 2006.   The decrease in the operating loss for 2007 is primarily due to our change in focus from oval racing to road course racing in the NACAR and American Stock Car series as well as a decrease in the number of races entered by us compared to the same period in 2006.   From inception to June 30, 2007, we had a net loss of $961,156.

We have a stockholders' deficit in the amount of $167,861 at June 30, 2007.

PLAN OF OPERATION

On June 23rd, 2007 we entered and qualified for the NASCAR Busch West series race at Infineon Raceway.  Our race was in conjunction with the NASCAR Nextel Cup series.  Our race was nationally televised live on (Turner Networks) TNT.  We finished the race 15th after starting 21st in a field of 41 teams.   Our company received a cash award from NASCAR for our finishing position.  We will enter additional NASCAR Busch Series West races in Salt Lake City and Fontana, California.

Our plan is to enter and qualify for any scheduled NASCAR Busch West road course races.  We will lease race cars for these future races as we plan to execute dispositions of all current race cars.  We intend to lease race cars for $5,000 to $7,500 per race.

Implementation of our business approach relies on our ability to fund ongoing development projects with cash flow provided by operating activities and external sources of capital. There is no assurance that we will be able to arrange any further capital if required by our operations.

Item 6.	Exhibits and Reports

(a)	Exhibits

	31.1	CEO Certification - attached

	31.2	CFO Certification - attached

	32.1	CEO Certification - attached

	32.2	CFO Certification - attached

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMS, INC

Date: August 17, 2007	By:	/s/ Kevin P. O’Connell
Kevin P. O’Connell,
President, CEO and Chairman of the Board of Directors

Date: August 17, 2007	By:	/s/ John A. Brunkow
John A. Brunkow
Director and Chief Financial and Accounting Officer