Form 10QSB
period 2007-09-30
IMMS, Inc.
filed 2007-11-14
CIK 1374435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of September 30, 2007
$0.001 PAR VALUE COMMON STOCK	8,482,320 SHARES

IMMS, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2007

TABLE OF CONTENTS

		Page
Part 1	Financial Information

Item 1	Financial Statements (Unaudited)	3

	Balance Sheet as of September 30, 2007 (Unaudited)	3

	Unaudited Statements of Operations for the Three Months and Nine Months ended September 30, 2007 and 2006, and from inception through September 30, 2007	4

	Unaudited Statements of Cash Flows for the Nine Month Periods Ended September 30, 2007 and 2006 and from the period Jan 1, 2003 (inception) through September 30, 2007	5

	Notes to the Unaudited Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9

	Signatures	13

	CEO Certification	attached

	CFO Certification	attached

PART 1. FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited)

IMMS, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Sept. 30, 2007
ASSETS

Current assets
Cash	$4,815
Total current assets	4,815

Fixed assets	238,902
Accumulated depreciation	(133,792)
105,110

Total Assets	$109,925

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued payables	$2,676
Accrued payables - related parties	56,050
Loans payable - related parties	22,044
Notes payable - current - related parties	17,500
Notes payable - current	7,466
Other payables	5,435
Total current liabilties	111,171

Notes payable - related parties	3,919
Notes payable	177,166
181,085

Total Liabilities	292,256

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-
Common stock, $.001 par value;
190,000,000 shares authorized;
8,482,320 shares issued and
outstanding	8,482
Additional paid in capital	795,210
Deficit accumulated during the
development stage	(986,023)

Total Stockholders' Equity	(182,331)

Total Liabilities and Stockholders' Equity	$109,925

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Jan. 1, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Revenues	$-	$4,525	$-	$4,525	$15,867
Revenues - related party				3,000	15,000
	-	4,525	-	7,525	30,867

Operating expenses:
Amortization & depreciation	3,925	13,779	16,477	47,415	214,613
General and administrative	8,265	16,548	140,143	45,428	808,824
	12,190	30,327	156,620	92,843	1,023,437
Operating - other:
Gain on asset sales		7,866	18,750	29,116	47,866
Loss on asset sales				(2,000)	(2,000)

Gain (loss) from operations	(12,190)	(17,936)	(137,870)	(58,202)	(946,704)

Other income (expense):
Interest revenue			28		28
Interest expense	(188)	(2,496)	(188)	(13,921)	(35,310)
Other income			273	125	398
	(188)	(2,496)	113	(13,796)	(34,884)

Income (loss) before
provision for income taxes	(12,378)	(20,432)	(137,757)	(71,998)	(981,588)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(12,378)	$(20,432)	$(137,757)	$(71,998)	$(981,588)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	8,482,320	8,482,320	8,482,320	8,482,320

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Jan. 1, 2003
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(137,757)	$(71,998)	$(981,588)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	16,477	47,415	214,614
Other assets	-
Bank overdraft
Gain on asset sales	(18,750)	(29,116)	(47,866)
Loss on asset sales		2,000	2,000
Accrued payables		2,676	2,676
Accrued payables - related parties	1,000	13,474	51,825
Other payables	188	2,635	5,434
Net cash provided by (used for)
operating activities	(138,842)	(32,914)	(752,905)

Cash Flows From Investing Activities:
Fixed asset purchases	(2,985)		(353,858)
Fixed asset sales	55,000	90,000	145,000
Net cash provided by (used for)
investing activities	52,015	90,000	(208,858)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
			Jan. 1, 2003
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	72,500	5,000	539,271
Notes & loans payable - payments	(7,500)	(69,118)	(93,194)
Sales of common stock			520,500
Net cash provided by (used for)
financing activities	65,000	(64,118)	966,577

Net Increase (Decrease) In Cash	(21,827)	(7,032)	4,814

Cash At The Beginning Of The Period	47,414	11,846	-

Cash At The End Of The Period	$25,587	$4,814	$4,814

Schedule Of Non-Cash Investing And Financing Activities

In 2005 the Company issued 2,829,820 common shares to retire related party debt of $282,982.

Supplemental Disclosure

Cash paid for interest	$-	$10,940

Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 the Company had no balance in its allowance for doubtful accounts.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Overview

This 10QSB contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this prospectus.

We are a small motorsports race car business that has participated primarily in NASCAR (the National Association for Stock Car Auto Racing) and NASA (National Auto Sports Association.) sanctioned events.  We utilize our racecars to provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles carry their logo.  We have conducted limited operations to date.

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

Presently, we have shifted our focus to the NASCAR Grand National West Series (regional) and the NASCAR Busch Series (national) where we will enter select road racing events.  We believe these series provide a broader market and expanded media for our sponsors.  Additionally, we will continue to enter races in the NASA/ASC road racing series.  All oval track racing has been terminated indefinitely.

Operating Expenses; Our Operating expenses are currently attributed to the daily operations of the company. These expenses include, but are not limited to, materials and parts, consulting, transportation, marketing, travel and administrative costs. These costs can vary depending on fuel costs, distances, costs of advertising or changes in consulting fees.

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

Revenue Recognition--Our revenue, to date, has been derived from advertising, marketing sponsors and from race purses. Revenue is recognized on an accrual basis as earned under contract terms. In kind sponsorship fees are based upon the value of the product or service that may be provided to us. The fair value of our use of the Calvin garage space and the fair value of the advertising provided to Calvin by the Company was determined by an agreement between the parties that was based upon what each party would be willing to pay or receive for the consideration provided. The garage structure is on residential property with limited amenities, not lending itself to comparison with commercial market comparables. Therefore, the parties estimated value based on an agreed amount that they would be willing to pay or receive.

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

Stock Based Compensation--We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18,“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

Our common stock is quoted on the Over-The-Counter Bulletin Board and trades under the symbol IMSZ.OB.   As of September 30, 2007 there are 8,482,320 shares of our common stock issued and outstanding.

For the Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

During the three months ended September 30, 2007, we incurred a net loss of $20,432, because we had $4,525.00 in revenue to offset against operating expenses. The loss in the third quarter was primarily attributable to general and administrative expenses.  Total operating expenses decreased approximately $5,958 for the three months ended September 30, 2007 to approximately $20,432 compared to the same period for the three months ended June 30, 2006 which were approximately $26,390.   The decrease in the loss for 2007 is primarily due to our change in focus from oval racing to road course racing in the NASCAR and American Stock Car series as well as a decrease in the number of actual races entered by us compared to the same period in 2006.   From inception to September 30, 2007, we had a net loss of $981,588.

For the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

During the nine months ended September 30, 2007, we incurred a net loss of $71,998, because we had $7,525.00 in revenue to offset against operating expenses. The loss in the third quarter was primarily attributable to general and administrative expenses.  Total operating expenses decreased approximately $65,759 for the nine months ended September 30, 2007 to approximately $71,998 for the nine months ended September 30, 2007 compared to $137,757 for the nine months ended September 30, 2006.   The decrease in the operating loss for 2007 is primarily due to our change in focus from oval racing to road course racing in NASCAR and American Stock Car series as well as a decrease in the number of races entered by us compared to the same period in 2006.   From inception to September 30, 2007, we had a net loss of $981,588.

We have a stockholders' deficit in the amount of $182,331 at September 30, 2007.

PLAN OF OPERATION

On July 14th, 2007 we entered and qualified for a NASCAR Busch West series race at Miller Motorsports Park in Toole, Utah.  Additionally, on August 11th, 2007 we entered and qualified for a NASCAR Busch West race at California Speedway in Fontana, California.  Our company received cash awards from NASCAR for our finishing positions in both races.  We intend to enter additional NASCAR Busch Series West races in the 2008 season.

Our plan is to enter and qualify for any scheduled NASCAR Busch West road course races in 2008.  We will also enter races in the NASA ASC series as our capital and schedule permits.  We will lease race cars for these future races as we plan to execute dispositions of all current race cars.  We intend to lease race cars for $5,000 to $7,500 per race.

Implementation of our business approach relies on our ability to fund ongoing development projects with cash flow provided by operating activities and external sources of capital. There is no assurance that we will be able to arrange any further capital if required by our operations.

ITEM 6. EXHIBITS AND REPORTS

(a)	Exhibits	Description

	31.1	CEO Certification - attached

	31.2	CFO Certification - attached

	32.1	CEO Certification - attached

	32.2	CFO Certification - attached

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMS, INC

Date: November 14, 2007	By:	/s/ Kevin P. O’Connell
Kevin P. O’Connell,
President, CEO and Chairman of the Board of Directors

Date: November 14, 2007	By:	/s/ John A. Brunkow
John A. Brunkow
Director and Chief Financial and Accounting Officer