Form 10KSB
period 2007-12-31
IMMS, Inc.
filed 2008-03-18
CIK 1374435

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______To ______.

Commission file number 333-137098

IMMS, Inc.
(Name of small business issuer in its charter)

Nevada	87-0540713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

660 Newport Center Drive Ste. 720
Newport Beach CA 92660
(Address of principal executive offices and Zip Code)

(949) 721-1725
 (Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year:  $13,943

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $763,125 ($0.25 per share as of March 1, 2008).

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value 8,482,320 shares outstanding as of March 1, 2008

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

i

PART I

ITEM 1  DESCRIPTION OF BUSINESS

Background

Through December 31, 2005, we did business under the name “O’Connell Calvin Motorsports”.  As of January 1, 2006 we commenced doing business as IMMS, Inc.  Our goal is to control, manage and market a professional multi-car motorsports operation that will participate primarily in NASCAR (the National Association for Stock Car Auto Racing) sanctioned events and to utilize our association with NASCAR to provide marketing and brand awareness   services to clients interested in using our race equipment to market their products or services. Additionally, we will seek to attend other events held by other sanctioning bodies that we believe will compliment our efforts with NASCAR.

In 2007 we sold our remaining 2 racecars.  We currently do not own any race cars.  Our current intention is to employ racecars owned by others, pursuant to leasing or other arrangements, for racing or promotional purposes.. To participate in NASCAR sanctioned races, the cars we will use and drivers we utilize must meet NASCAR qualifications.

NASCAR Qualifications

NASCAR mandates, manages and monitors the qualifications of participants at every NASCAR sanctioned event. In addition to filing ownership forms with NASCAR, to participate in a NASCAR sanctioned event, each car must be driven by a driver who has motorsports experience and all cars must undergo a NASCAR technical inspection. Prior to qualifying at each race, all of the participating cars must undergo a pre-race technical inspection by the NASCAR officials. A number of race cars also will be selected to undergo a further technical inspection at the conclusion of the race to ensure the selected cars participated within all of the NASCAR technical guidelines during the race. NASCAR specifications exist for the entire race car (including aerodynamic elements such as length of spoilers and air dams, engine characteristics, fuel, chassis setup, shocks, tires, etc.) and typically vary by manufacturer (such as Ford, General Motors, Dodge and Toyota). These specifications can change between races as NASCAR technical officials attempt to maintain equality of competition between race teams and manufacturers. Teams, drivers and owners that are caught violating NASCAR guidelines typically receive penalties such as  fines, loss of points gained unfairly, and suspensions from future NASCAR sanctioned events.

After passing the NASCAR technical inspection, a car has one attempt to achieve one of the top 36 qualifying speeds of all the cars in order to qualify for an event. The fastest qualifying speed is awarded the pole position for the respective race. The pole position starts on the inside of the front row and leads the rest of the qualifying field to the “green flag” indicating the beginning of each race. Drivers and team owners covet the pole position due to the notoriety received by the respective pole winner sponsors.

After the pole position, the next 35 race cars earn their starting spots according to the fastest qualifying speeds.

NASCAR’s Strategic Plan

According to Wikipedia (http://en.wikipedia.org/wiki/NASCAR) NASCAR has grown to become the second most popular professional sport in terms of television ratings inside the U.S., ranking behind only the National Football League. Internationally, NASCAR races are broadcast in over 150 countries. It holds 17 of the top 20 attended sporting events in the U.S.1, and has 75 million fans who purchase over $2 billion in annual licensed product sales. These fans are considered the most brand-loyal in all of sports, and as a result, Fortune 500 companies sponsor NASCAR more than any other sport.

Recently, NASCAR revised its strategic plan in its Sprint Cup and Nationwide Series national schedules for the western region of the United States, by adding additional races in California and Arizona.  These changes, we believe, were to the detriment of several established and coveted east coast NASCAR racing venues, and signaled a decisive change in geographical focus of stock car racing, led by NASCAR. This change in strategy by NASCAR was the primary factor in our decision to continue to initially concentrate our racing, relationships and marketing focus on the Western Region of the United States, primarily in California.

The ASC Series conducts races at nationally renowned tracks such as: California Speedway, in Fontana, California, Infineon Speedway in Sonoma, California, Phoenix International, in Phoenix Arizona. Willow Springs in Central California, Portland International in Portland Oregon and Thunderhill in Sacramento, California. The ASC Series typically draws the most spectator attendance of any of the NASA events.

Company History

In 2002, Kevin P. O’Connell, CEO, and Scott Calvin commenced working together under the Company’s auspices to participate in NASCAR’s “spec” truck racing at Irwindale Speedway in Irwindale California. Prior to 2002, Mr. O’Connell had trained and raced as a driver with Skip Barber Racing in California. Mr. O’Connell participated in the “Formula Dodge” racing series at many renowned tracks, such as California Speedway in Fontana, Laguna Seca, and Road America, in Wisconsin.   Our drivers in various stock cars have driven cars in competition in various late model series events including NASCAR’s Irwindale Super Late Model series and NASA’s (National Auto Sports Association) American Stock Car Challenge.   Our drivers currently have competition licenses to drive in the NASCAR Nationwide Series and Camping World Series, the SCCA and ASC (American Stock Car Series).

Mr. O’Connell was introduced to NASCAR through the Super Truck series at Irwindale Speedway. The NASCAR Super Truck series involves the racing of “Spec” race vehicles with fiberglass truck bodies. The series is considered part of a “Ladder” system of NASCAR, in which teams and drivers gain operational and driving experience as well as exposure to the business of motorpsorts. This comprehensive experience is essential for progressing into the higher levels of competition with greater purse awards.

We continued to participate in the Super Truck series through the 2003 racing season when Mr. O’Connell purchased a NASCAR Southwest Tour car. Thereafter, we purchased and re-built (3) three NASCAR Irwindale “Super Late” models, (2) two ASC (American Stock Car) road race touring race cars, and (1) one additional car for use in our marketing and public relations activities.

Throughout 2004, we participated in the NASCAR Irwindale Speedway Superlate model race series with Mr. O’Connell as the driver of the #59 super late model and Mr. Calvin as the primary driver of the #58 super late model. The primary sponsor of the cars was a regional Southern California Ford dealership.

In 2005, Mr. Calvin was involved in the day to day business of the IMMS motorsports team and communicated directly with Mr. O’Connell regarding ongoing operations. He is not a current shareholder or an employee of our business. Mr. Calvin provided us with access and use of his mechanics, metal workers, engineers, and “race shop” warehouse. Additionally, we utilized the storage areas in and around Mr. Calvin’s facility. Mr Calvin provided these facilities to us in exchange for the display of his company’s logo on our racecars and on certain apparel worn by the team principals, crew members and drivers. Additionally, Mr. Calvin permitted to use our racecars as examples of the quality of his services business. Mr. Calvin was also the primary driver of our #58 stock car and had driven this car in competition in specific super late model series including NASCAR’s Irwindale Super Late Model series and in certain events in the American Stock Car Challenge road racing series. Mr. Calvin has been licensed to operate stock cars in racing events in NASCAR sanctioned events. Prior to working with the Company, Mr. Calvin commenced driving stock cars in the late 1970’s. In 1997, he drove in the “Ultra Wheels Super Truck” Series and continued driving in the truck series in Southern and Northern California and Arizona through 2001.

Additionally in  2005, the company prepared two (2) of its vehicles to participate in the American Stock Car Series (ASC) road racing series events in North America. One of the cars rebuilt was formally a NASCAR Irwindale series circle track car and the other was a NASCAR Southwest Series Touring car.

Throughout  2005, we maintained a two car racing team in the southern California based NASCAR Irwindale SuperLate Model Series with our #58 and #59 Ford stock cars. This racing Series begins in February of each year with practice for teams and drivers and the testing of new equipment and technologies. The race season for the NASCAR Weekly Racing Series encompasses a race schedule of approximately 20 races from March through October. We completed the entire 2005 season.

Commencing in the 2006 season, we elected not to enter our racecars in the NASCAR Irwindale Super Late model series due to the event’s lack of planned television, radio and related media coverage. In line with our commitment to our sponsors, we made a strategic change by refocusing our efforts to participating in road racing events, specifically ASC events

In the first quarter of 2006, we focused our resources on reconstructing and rebuilding our super late model stockcars so that they could be sold to other teams and owners interested in participating in NASCAR “circle track” events.  Also in 2006, we sold two of our Super Late model racecars to these teams. In addition, we have completed the modification and conversion of another of our stockcars into an ASC road race car.

In 2007, we sold two racecars to raise operating monies. We do not intend to compete in the NASCAR Super Late Models (Oval) series in the foreseeable future and will instead focus on competing in road racing events sanctioned by NASCAR and NASA/ASC.

We did not participate in any ASC races in 2007. We did enter and compete in three NASCAR West races in 2007.  These races were Infineon Raceway in Sonoma, California on June 23, 2007, , at Miller Motorsports Park in Salt Lake City, Utah on July 14th, 2007 and at California Speedway on August 11th, 2007.  These races had monetary purses that ranged from $10,000 for first place to $1,200 for 40th place.  For the races mentioned above, we accepted an arrangement where we provided a driver  for a contingent  fee.  The fee was to be based  upon 100% of the  purse earned in the race. If we did not earn a purse ( by finishing among the first 40 competitors, we did not earn any fees.

To compete in racing events, we “rent” a car for each race.  The fee to rent a racecar can vary between $3,500 to $15,000 per race event and can be paid in cash, traded for services or be paid for by a sponsoring company. The amount of a leasing fee can vary depending upon the length of the race event and the technology of the racecars. We have the right to apply sponsor’s logos to the racecars we lease. We have identified multiple sources of racecars available to us for lease.

Road racing is fundamentally different from the circle track NASCAR series we have recently competed in. It requires a driver and team to be able to mechanically re-engineer a stockcar designed to make left hand turns at a high rates of speed.  A road race version of a stock car must be able to turn left and right, slow quickly to accommodate various degrees of banking, and slow speed multi apex corners.

For the balance of 2007, we attempted to enter and compete in one or more of the then named NASCAR Busch Series road races at Watkins Glen, New York, Mexico City, Mexico and Montreal, Canada. We did not enter an event in the Busch series in 2007 due to lack of capital and therefore did not generate any revenue related to this series for the year ended December 31, 2007.

In 2008, we intend to participate in both the NASCAR Camping World Series and the American Stock Car Series (ASC) in selected road racing series.  Additionally, with the required budget we will enter races in the international NASCAR road racing series’ known as the “Nationwide Series.”  The NASCAR Camping World Series is NASCAR’s premier regional touring series and focuses primary on the west coast.  It has televised coverage for all of the series races and is the preliminary step in NASCAR’s ladder system before a team enters the international road racing series. The Nationwide Series is the second largest international touring series of NASCAR. Each race in the Nationwide Series is nationally televised on major networks and showcases some of North America’s most celebrated drivers.

We are currently focused on delivering value to our sponsors through the NASCAR and ASC road racing series.

We believe that our business platform will attract sponsors that have brands that they wish to expand their brand awareness through exposure to consumers that follow motorsports. In an effort to attract sponsor revenue, we have promoted our racecars as a marketing tool by carrying the logos of BASF, Mothers Polishes and Waxes, Dragon Optical, Sparco USA, Arnett Designs, Microfiber.com, HPC Coatings, Taleo Grill and General Environmental Management, Inc. We did not derive any revenue from these companies.  In some situations a nominal amount of the sponsor’s products was given in trade.

Business Strategy

Sponsorship

Presently, our largest source of potential revenue is from the “sponsorship” of our race cars. There are four levels of sponsorship available to our clients: Focus Sponsor; Primary Sponsor; Associate Sponsor; and In-kind sponsor.

Focus Sponsor

A Focus Sponsor will have the largest sponsor’s logo appearing on a race car and the car will be named after the Focus Sponsor, e.g., “the #59 [Sponsoring Company] Ford.” The logo will generally cover 80% of the available advertising space on the car. The car will be referred to in all media coverage as the Focus Sponsor’s car. We estimate that the fee for being a Focus Sponsor will be $500,000 per year and may vary depending on the series contemplated.

Primary Sponsor

A Primary Sponsor will have the use of approximately 10% of the available advertising space on the race car. This is generally the rear bumper and lower rear quarter panels. The fee for a Primary Sponsor will be $100,000 per year and may vary depending on the series contemplated.

Associate Sponsor

An Associate Sponsor will have the use of approximately 5% of the available advertising space on the race car. This is generally the rear deck lid, the lower rear quarter panels and in smaller size print than the Primary Sponsor. The fee for an Associate Sponsor will be approximately $50,000 per year.

In-kind Sponsor

An In-kind Sponsor has use of the remaining 5% of the available advertising space. This is the lower rocker panel and the door-posts. In-kind Sponsors provide supplies, part of race purse moneys, and incentive fees. An “In-Kind” sponsor provides services or goods to us in return for displaying the in-kind sponsor’s logo on our racecars. The In Kind sponsorship fees are based upon the value of the product or service that may be provided to us. For example, a shock absorber manufacturer may contribute an amount of money to a racing purse in return for all of the participating racecars carrying their logo, or a tire company may provide tires. We believe that the value of goods or services that may be provided may become greater, if and when our racecars perform well in televised events. However, as of the date of this Prospectus, we do not expect to obtain anything but de minimus revenue from In-Kind sponsors.

Potential sponsor clients are regional, national, and international companies with an interest in targeted promotion and marketing in California and the West coast. To date, the company has built a racing platform that enables it to compete in two highly followed types of racing, which include oval track and road racing. Fans and loyal consumers that follow stock racing nationally and regionally, and that represent the advertising demographics embraced by NASCAR attend road racing events involving stock cars.

Show Car and Special Events

Our Show Car marketing program consists of offering a potential client the ability to have one of our exhibition cars, (a “Showcar”) appear, painted with the client’s logo, at a client’s function or media event as an attraction. Our Showcars are fully equipped and sanctioned racing cars. Appearing with the Showcar will be a driver or crew chief for the Showcar to provide answers to questions that attendees at the event might have. Clients pay a “Preparation Fee” to paint and deliver the Showcar to the sight of the event and also pay a per diem fee for each day the Showcar is at the event. The per diem fee includes our staffing for the Showcar while at the event. The estimated “Preparation Fee” is $1,500 per car plus any additional lettering and graphics costs. The “Per Diem” fees range from $250.00 to $500.00 per day.

We also, through independent contactors, offer event planning and catering services to our clients. Prices for these services vary in accordance with the scope of the event.

Race Purse Winnings

As the sport has grown, NASCAR has become a nationally recognized sporting event that is seen by millions of fans. As a result, winning purses have also grown. However, the typical winning purse at the racing events we plan to compete in, is less than $ 10,000. While we intend to compete and attempt to win each race we enter, we do not anticipate that purse winnings will contribute substantially to our revenue.

Facilities and Maintenance

Maintenance and race set up is a critical factor in motor racing. Mr. O’Connell manages the technical staff of independent contractors to keep the competition and show cars prepped and ready for racing and marketing events as scheduled.  Depending on the agreement, costs for maintenance on competition cars are budgeted on a per race and per event basis and include crash damage, motor refresh costs, tires, fuel and certain scheduled upkeep. Often, the effectiveness of the team in competition is a function of the preparation of the equipment from the primary race facility. Our racing and promotional cars are managed and maintained from a facility owned by Mr. O’Connell, located in Riverside, California.

Marketing

We have made, and intend to continue, direct sales of sponsorships and marketing services through our management and independent contractor sales staff. We intend to hire dedicated marketing staff when and if management determines that such staffing is necessary.

Competition

We principally compete with other motorsports teams and advertising and public relations companies that are much larger, better known, more well established and have greater financial resources than us. We do not consider us to be a factor in the motorsports industry. We compete for sponsor dollars with other sports such as football, baseball, basketball, hockey, tennis and golf and with other entertainment and recreational activities. While we believe motorsports, particularly NASCAR, has been one of the most popular entertainment sports in the country in recent years, there can be no assurance that such growth rates will be maintained. In the event that fan interest declines, motorsports might not be as attractive to the television industry, which could have an adverse effect on our operations.

There can be no assurance that our vehicles will be competitive or qualify for each, or any, ASC/ NASCAR sanctioned event entered. If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, drivers and crews which in turn could impact our ability to attract and maintain sponsorship. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

Employees

As of February 29, 2008 we had no full-time employees. Our only employees consist of four management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our management employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our management employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

We currently utilize office space in Newport Beach, California provided by Kevin O’Connell at no charge to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our authorized capital stock consists of 190,000,000 shares of common stock, $0.001 par value; 10,000,000 shares of preferred stock, $0.001 par value including;  There are no shares of preferred stock issued and outstanding.

Market Information

Prior to September, 2007, there was no public market for our common stock. In conjunction with our initial public offering, our common stock was accepted for listing on the OTC Bulletin Board under the trading symbol "IMSZ".   As at March 1, 2008, there were 8,482,320 shares of common stock outstanding and no shares of any class of preferred stock outstanding.

High And Low Sale Prices Of Our Common Stock

The following table sets forth the high and low bid information of our common stock, as quoted on the Over The Counter Bulletin Board (which quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions) for each quarter during the period January 1, 2006 through December 31, 2007:

Calendar Quarter Ended	Low	High
September 30, 2007	$.25	$.25
December 31, 2007	$.25	$.25
March 31, 2008 (through March 1, 2008)	$.25	$.25

The last reported price of our common stock on the Over-The-Counter Bulletin Board on March 1, 2008 was $0.25 per share.

Holders

As of February 1, 2008, there were approximately 39 stockholders of record holding our outstanding common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. Our Board of Directors presently, and for the foreseeable future, intends to retain all of our earnings for use in our business. The declaration and payment of cash dividends in the future will be at the discretion of our Board and will depend upon a number of factors, including, among others, our future earnings, operations, funding requirements, restrictions under our credit facility, our general financial condition and any other factors that our board considers important. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities; Use of Proceeds

There were no sales of unregistered securities in years ended December 31, 2007 and 2006.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Equity Compensation Plan Information

We have a 2005 Stock Incentive Plan pursuant to which 2 million shares of common stock are reserved for issuance.  Through March 1, 2008, we have not issued any stock or stock options pursuant to the Plan.

Under the 2005 Plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units may be issued to persons selected by the administrators of the Plan from a class of employees, officers and non-employee directors and other service providers who render valuable contributions to us. Option awards will be generally granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Options granted under the 2005 Plan expire no later than ten years from the date of grant.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

This 10KSB contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this prospectus.

We are a small motorsports business that has participated primarily the western United States in NASCAR (the National Association for Stock Car Auto Racing) and ASC (American Stock Car Series) sanctioned events.  We utilize our racecars to provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles carry their logo and having our team represent their company.  We have conducted limited operations to date.

Trends & Outlook

Revenue; Our revenue is currently derived from Sponsorship clients. In exchange for “sponsorship” money, our clients place advertisements on our race cars.

Long-term, we cannot predict the growth or decline of our revenues. If certain standards set by our sponsors are exceeded, or are not met we could increase or decrease our sponsor revenue. Such standards are agreed upon between the Company and the sponsor at the inception of the sponsor agreement and are based upon “performance.”  Performance criteria includes but is not limited to on racetrack success, hospitality, race event attendance by specific demographics and overall media coverage.  We believe we satisfy these standards for our current sponsors.  In the event the company fails to satisfy these standards, certain sponsors could terminate their relationship with us.  We currently maintain these standards by interacting with our sponsors on a regular basis and updating their expectations of us.

At present, we are competing in the NASCAR Grand National West Series and intend to compete in the NASCAR Nationwide Series where we will enter select road racing events.  We believe these series provide a broader market and expanded media for our potential sponsors.  Additionally, we will maintain our select racing calendar in the American Stock Car Series (ASC) road racing series.  All oval track racing has been terminated.

Operating Expenses; Our Operating expenses are currently attributed to the daily operations of the company. These expenses include, but are not limited to, materials and parts, consulting, transportation, marketing, travel and administrative costs. These costs can vary depending on fuel costs, distances, and cost of advertising or changes in consulting fees.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

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

RESULTS OF OPERATIONS

Result of Operations for the Years ending December 31, 2006 and 2007

Revenues

Total revenues were $13,943 for the year ended December 31, 2007, representing an increase of $1,943 or 16% compared to $12,000 for the year ended December 31, 2006. The increase in revenue is as a result of more monetary purses received at higher levels of NASCAR racing during the racing season and consulting fees earned.

Cost of Revenues

There was no cost of revenues in either the twelve months ending December 31, 2007 or the twelve months ending December 31, 2006.

Operating Expenses

Operating expenses for the year ended December 31, 2007 were $136,064 or 976% of revenue as compared to $216,526 or 1,804% of revenue for the same period in 2006.  The decrease in the operating expenses for 2007 were due to less races entered and attended.

Depreciation and Amortization

Depreciation and amortization expenses for the twelve months ended December 31, 2007 were $59,358, or 426% of revenue, as compared to $69,272, or 577% of revenue for the same period in 2006. The decrease in expenses is related to the disposition of certain racecar assets throughout the year in 2007.

Interest Expense

Interest expense for the twelve months ended December 31, 2007 was $19,307, or 172% of revenue, as compared to $17,152, or 170% of revenue for the same period in 2006. The slight increase in interest expense is due to the related party indebtedness of the company for $180,932 in 2007.

Other Non-operating Income

The Company had $125 in non-operating income in the twelve months ending December 31, 2007 and $301 for the corresponding period in 2006.

Net Loss

The net loss for the twelve months ended December 31, 2007 was $114,187 or approximately 819% of revenue as compared to a loss of $202,627 or 1,689% of revenue for the same period in 2006. The decrease in loss is attributable to the decrease in the number of racing events entered and attended in 2007.

Year Ended December 31, 2007 as Compared to the Year Ended December 31, 2006

In 2006, the Company did not participate in the NASCAR Irwindale Super Late Model oval track series as it had in the previous year.  The Company did participate in several American Stock Car Series (ASC) road racing events at venues such as Infineon, California Speedway and Thunderhill Raceway in Northern California.  The increased focus in the American Stock Car series (ASC) road racing provided the Company with opportunities to gain experience in stock car road racing at various high profile race tracks.  In 2007 the Company participated in the NASCAR West series races at Infineon Raceway in Sonoma, California, Miller Motorsports Park in Salt Lake City, Utah, and California Speedway in Fontana, California.  The race at Infineon Raceway was televised on TNT nationally.   Additionally, the team also participated in American Stock Car races at Willow Springs and conducted several all day tests at Infineon Raceway and Buttonwillow Raceway in central California.

Liquidity and Capital Resources

Cash

Our primary source of liquidity is cash provided by financing activities. Net cash used in operations for the year ended December 31, 2007 was $36,466 as compared to $148,831 for the same period in 2006.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $114,187 and utilized cash in operating activities of $36,466 during the twelve months ended December 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Management is continuing to raise capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

As of December 31, 2007, and for the year ending December 31st, 2008, management estimates that the cost of operating the business will require additional capital of up to One Hundred Thousand dollars ($100,000) consisting of: $5,000 for registration and licenses required for entry in select racing events; $10,000 for travel and lodging; $5,000 for marketing and promotion; $25,000 for legal and accounting; $5,000 for engineers and consultants; $10,000 for parts, $10,000 for fuels, and tires; $5,000 for racecar transporter travel; $15,000 for debt service of all Company notes payable; and $10,000 in miscellaneous expenses.

We intend to hold discussions with existing shareholders, new prospective shareholders and various debt providers in pursuing the capital we need for the upcoming twelve months of operations.  Additionally, the current Board members may be a source of capital as well. However, there can be no assurance that we will be able to raise any additional equity or debt capital.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock.  At December 31st, 2007 the company had cash of approximately $6,472.

Cash Flows for the Year Ended December 31, 2007

Operating activities for the twelve months ended December 31, 2007 used $36,466 in cash. The company had no accounts receivable during the period ending December 31, 2007, nor during the corresponding period in 2006.

The Company also had no trade accounts payable during either period. As at December 31, 2007, the Company had related party payables outstanding of $56,050 and accrued interest payable of $6,727.

Stockholder Matters

Stockholders’ deficit was $(224,520) on December 31, 2007, or ($0.03) per share outstanding. During the corresponding period in 2006 Stockholders’ equity was ($110,333) or ($0.01) per share outstanding.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company adopted SFAS 123R in the first quarter 2006. The adoption of SFAS No. 123R did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future nonmonetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. The adoption of FIN No. 47 did not have a material impact on our financial condition or results of operations.

Note 1.  In May 2005,  the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement is effective for our Company as of January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial statements.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this 10KSB, before deciding to buy our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed and, as a result, the price and value of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are intended to be the material risks that are specific to us and to our industry.

We have a limited operating history, with historical losses.

We have a short operating history and must be considered in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $1,023,777 from January 1, 2003 through December 31, 2007. We use racecars to market and promote the products and services of sponsor clients. We contemplate that we will further develop our racing operations into which we will reinvest a majority of the profits, if any, back into the company. We have not entered into any definitive arrangements with any sponsors, drivers, crew chiefs, suppliers, distributors or manufacturers and intend to pursue these arrangements upon successful completion of this offering. Since inception, the founders of the Company have made $ 326,250 in contributions to the capital of the Company.  For the calendar year ending December 31st, 2008, we estimate that the cost of operating the business will require additional capital of a minimum of one hundred dollars ($100,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our existing principal stockholders exercise control of our Company.

Kevin P. O’Connell and World In Motion, Inc. will directly or indirectly control approximately 57% of our issued and outstanding common stock Accordingly, Mr. O’Connell and World in Motion, Inc., will be able to control the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

We must enter into and maintain a good working relationship with NASCAR.

To be successful, we must create and maintain a good working relationship with the sanctioning body of our racing events, NASCAR. While we believe we will have a good working relationship with NASCAR, we have not had any definitive discussions with NASCAR management and may not be able to establish or maintain such a relationship. Without a good relationship with NASCAR, NASCAR may at its sole discretion disallow our team from competing in any or all of their sanctioned events for an indefinite period of time. We do not have any contractual relationship with NASCAR and may not be able to enter into licensing agreements on terms acceptable to us.

Our racing operations face competition for marketing and advertising dollars.

We compete for marketing and advertising dollars with other motorsports teams and with sports such as football, baseball, basketball, hockey, tennis and golf and with other entertainment and recreational activities. While NASCAR has been one of the fastest growing sports in the country in recent years, there can be no assurance that such growth rates will be maintained. In the event that fan interest declines, NASCAR might not be as attractive to the television industry, which could have an adverse effect on our operations.

There can be no assurance that our team will be competitive or qualify for each, or any, NASCAR sanctioned event entered. If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, quality drivers and crews which in turn could impact our ability to attract marketing and advertising dollars. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position.

The success of our operations will be dependent upon the success of our racing teams.

Our ability to fully implement our business plan and the success of our operations will be dependent upon the success of our racing teams. If our racing teams fail to qualify for races or finish poorly in races on a regular basis, the success of our operations could be adversely impacted. Teams that fail to qualify do not generate any substantial purse revenue, and may experience a reduction in fan interest and/or sponsorship appeal. We do not currently have any written employment or sponsorship arrangements with drivers or crewmembers.

We may incur liability for personal injuries.

Racing events can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that in our judgment are sufficient to protect us from material financial loss due to liability for personal injuries sustained by, or death of, our personnel or spectators in the ordinary course of our business. Our insurance may not be adequate or available at all times and in all circumstances. In the event that damages for injuries sustained by our participants or spectators exceed our liability coverage or the insurance company denies coverage, our financial condition, results of operations and cash flows could be adversely affected to the extent claims and associated expenses exceed insurance recoveries.

We may not be able to attract and maintain sponsors as our primary source of revenues.

A professional motorsports racing operation relies principally on three separate, but related, revenue sources for the funding of racing activities. They are sponsorship monies, race purse winnings and special race bonus opportunities. There can be no assurance that we will be able to attract or obtain any or all of these sources of revenue.

Since our racing operation is expected to be primarily funded through sponsorship dollars, our ability to attract sponsors to fund racing operations will be a significant factor in our success or failure. Although we have had limited sponsors to date, we do not have any long term agreements with sponsors and may not be able to attract any sponsors to fund our teams. We had $13,973 in  revenue for the year ending December 31st, 2007.  We did not obtain any other sponsors for the year ending December 31st, 2007 and therefore did not schedule any show car appearances.

We will need additional financing, which may not be available.

Our future success will depend on our ability to raise additional funds and our ability to raise future sponsorship money, which includes attracting sponsors for our racing teams. No commitments to provide additional funds have been made by management and no agreements with sponsors have been entered into. Our ability to arrange financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on satisfactory terms. If additional financing is raised by the issuance of our shares, control of the Company may change and stockholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

We are dependent on our key personnel.

Our management is currently controlled and operated by Kevin P. O’Connell, CEO, David A. Rifkin President, and John A. Brunkow, Chief Financial Officer. Our success will depend in large part upon the continued services of those individuals. Mr. O’Connell presently devotes only 25% or less of his time to our business and Messrs. Rifkin, and Brunkow presently devote only 10% of their time to our business. Notwithstanding, the death or loss of the services of any one of them, or of any one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance on these individuals. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that we will be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

We face significant racing competition.

We principally compete with other motorsports teams and advertising and public relations companies. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

Our business revenue generation model is unproven and could fail.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our present revenue model is to use our racecars to provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to generate revenue depends, among other things, on our ability to leverage the Company’s expertise in the motorsports industry. The potential profitability of this business model is unproven for companies of our size. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability. If our business model is not successful we could be forced to curtail our operations.

Our auditors have expressed substantial doubt as to whether our company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. We have negative cash flow of approximately $36,456 for the year ended December 31, 2007.  As of March 1, 2008 and through December 31, 2008, our business plans estimate that we  need $100,000 without any new employees and additional capital to fund our operations through the end of 2008.  There can be no assurance that we will be able to raise any or all of the $100,000 that we will need. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently a limited trading market for our common stock and such a market may not be sustained. Our stock is quoted under the symbol IMSZ on the OTC bulletin board. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock does not maintain its quotations on the OTC Bulletin Board, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and may affect the ability of our stockholders to realize any trading price of our common stock when and if a trading market develops for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock. Our initial  registration statement on Form SB-2 was declared effective on June 27, 2007. The selling stockholders may be reselling up to 53.6% of the issued and outstanding shares of our common stock.  As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 7  FINANCIAL STATEMENTS

IMMS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006 and 2007,
And For The Period From January 1, 2003 (Inception)
Through December 31, 2007

IMMS, INC.
(A Development Stage Company)
Financial Statements

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
IMMS, Inc.
Newport Beach, California

I have audited the accompanying balance sheets of IMMS, Inc. (a development stage company)  as of December 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2007, and for the period from  January 1, 2003 (inception of the development stage) through December 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of IMMS, Inc. as of December 31, 2006 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2006 and 2007, and for the period from  January 1, 2003 (inception of the development stage)   through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 5, 2008	RONALD R. CHADWICK, P.C.

IMMS, INC.
(A Development Stage Company)
BALANCE SHEETS

Dec. 31, 2007

ASSETS

Current assets
Cash	$6,472
Total current assets	6,472

Fixed assets - net	93,168

Total Assets	$99,640

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$28,078
Accrued payables - related parties	56,050
Notes payable - current	52,373
Other payables	6,727
Total current liabilties	143,228

Notes payable	180,932

Total Liabilities	324,160

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-
Common stock, $.001 par value;
190,000,000 shares authorized;
8,482,320 shares issued and
outstanding	8,482
Additional paid in capital	795,210
Deficit accumulated during the
development stage	(1,028,212)

Total Stockholders' Equity	(224,520)

Total Liabilities and Stockholders' Equity	$99,640

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Jan. 1, 2003
	Year Ended	Year Ended	(Inception) To
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Revenues - race winnings	$-	$4,525	$15,867
Revenues - related party	12,000	9,418	21,418
	12,000	13,943	$37,285

Operating expenses:
Amortization & depreciation	69,272	59,358	226,556
General and administrative	147,254	76,706	840,102
	216,526	136,064	1,066,658
Operating - other:
Gain on asset sales	18,750	27,116	45,866

Gain (loss) from operations	(185,776)	(95,005)	(983,507)

Other income (expense):
Interest revenue	28	-	28
Interest expense	(17,152)	(19,307)	(40,696)
Other	273	125	398
	(16,851)	(19,182)	(40,270)

Income (loss) before
provision for income taxes	(202,627)	(114,187)	(1,023,777)

Provision for income tax	-	-	-

Net income (loss)	$(202,627)	$(114,187)	$(1,023,777)

Net income (loss) per share
(Basic and fully diluted)	$(0.02)	$(0.01)

Weighted average number of
common shares outstanding	8,482,320	8,482,320

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock			During The	Stock-
		Amount	Additional	Development	holders'
	Shares (1)	($.001 Par)	Paid in Capital	Stage	Equity

Balances at December 31, 2002	2,100,000	$2,100	$(1,890)	$(4,435)	$(4,225)

Gain (loss) for the year				(37,033)	(37,033)

Balances at December 31, 2003	2,100,000	$2,100	$(1,890)	$(41,468)	$(41,258)

Gain (loss) for the year				(120,728)	(120,728)

Balances at December 31, 2004	2,100,000	$2,100	$(1,890)	$(162,196)	$(161,986)

Debt conversion	2,829,820	2,829	280,153		282,982

Sales of common stock	3,552,500	3,553	516,947		520,500

Gain (loss) for the year				(549,202)	(549,202)

Balances at December 31, 2005	8,482,320	$8,482	$795,210	$(711,398)	$92,294

Gain (loss) for the year				(202,627)	(202,627)

Balances at December 31, 2006	8,482,320	8,482	795,210	(914,025)	(110,333)

Gain (loss) for the year				(114,187)	(114,187)

Balances at December 31, 2007	8,482,320	$8,482	$795,210	$(1,028,212)	$(224,520)

(1) As adjusted for a 1000 for 1 forward stock split in January 2005, and a 1 for 10 reverse stock split in November 2005.

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 1, 2003
	Year Ended	Year Ended	(Inception) To
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Cash Flows From Operating Activities:
Net income (loss)	$(202,627)	$(114,187)	$(1,023,777)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	69,272	59,358	226,556
Other assets	1,076	-	-
Gain on asset sales	(18,750)	(27,116)	(45,866)
Accounts payable		28,078	28,078
Accrued payables - related parties	1,000	13,474	51,825
Other payables	1,198	3,927	6,726
Net cash provided by (used for)
operating activities	(148,831)	(36,466)	(756,458)

Cash Flows From Investing Activities:
Fixed asset purchases	(32,985)	-	(353,858)
Fixed asset sales	55,000	90,000	145,000
Net cash provided by (used for)
investing activities	22,015	90,000	(208,858)

Cash Flows From Financing Activities:
Notes payable - borrowings	102,500	12,500	546,772
Notes payable - payments	(11,252)	(71,408)	(95,484)
Sales of common stock			520,500
Net cash provided by (used for)
financing activities	91,248	(58,908)	971,788

Net Increase (Decrease) In Cash	(35,568)	(5,374)	6,472

Cash At The Beginning Of The Period	47,414	11,846	-

Cash At The End Of The Period	$11,846	$6,472	$6,472

Schedule Of Non-Cash Investing And Financing Activities

In 2003 the Company purchased $65,000 of equipment for notes payable in the same amount.
In 2005 the Company issued 2,829,820 common shares to retire related party debt of $282,982.

Supplemental Disclosure

Cash paid for interest	$11,252	$15,380
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007, & For The Period
 From January 1, 2003 (Inception) Through December 31, 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2006 and 2007, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for racecars and for shop and pit equipment.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

IMMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007, & For The Period
 From January 1, 2003 (Inception) Through December 31, 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2006 or 2007.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with Statement of Financial Accounting Standard 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

IMMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007, & For The Period
 From January 1, 2003 (Inception) Through December 31, 2007

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Products and services, geographic areas and major customers

The Company earns revenue from race purses and the sale of advertising to racing sponsors, but does not separate sales of different activities into operating segments. The Company had limited revenues in 2006 and 2007 from a small client base. A portion of Company revenue in 2006 and 2007 was from a garage space for advertising exchange agreement with a related party.  The advertising agreement terminated in March 2007.  Revenue in 2007 also included race purses and rental income from lease of equipment to a related party.

NOTE 2. RELATED PARTY TRANSACTIONS

At the end of 2006 the Company had $33,463 in due on demand, non-interest bearing loans payable outstanding to related parties, and $70,000 in interest bearing notes. At December 31, 2007, the Company had $40,963 in due on demand, non-interest bearing loans payable outstanding to related parties, and $10,000 under notes due to related parties bearing interest at 10%. The notes are due in 2011, and require monthly principal and interest payments of $319. Interest expense under these notes for 2006 and 2007 was $1,563 and $3,958 respectively.

At end 2006 and 2007, the Company had $188,750 and $182,342 in notes payable due to financial institutions under borrowings undertaken by an officer for equipment purchases, as well as $30,520 in payables due to the officer for down payments. The notes are due from 2019 through 2025, are secured by Company equipment, bear interest at rates from 7.75% - 8%, and require monthly payments of approximately $1,700 per month.

Of all notes payable due at the end of 2007, $52,373 were current, and $180,932 long term. Future required note principal payments by year for all notes payable combined are 2008 $53,454, 2009 $10,381, 2010 $10,017, 2011 $8,180, 2012 $8,849, and thereafter $142,424. Interest expense under all notes payable was $17,152 in 2006 and $19,307 in 2007. The fair value of the notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2006 and 2007 the fair value of the notes payable approximates the amount recorded in the financial statements.

In 2007 the Company realized $27,116 in gains from equipment sales to entities under common control.

IMMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007, & For The Period
 From January 1, 2003 (Inception) Through December 31, 2007

NOTE 2. RELATED PARTY TRANSACTIONS (Continued):

The Company used garage space provided by a former officer in exchange for advertising on Company race cars. Prior to 2006, the Company recorded no revenue or expense under the arrangement. In 2006 the Company began recording $1,000 per month in expense for garage services in exchange for advertising at a set minimum number of races during the year. Revenue was recognized on a per race basis. The garage space for advertising arrangement was terminated March 31, 2007.

The Company's method in accounting for the exchange arrangement changed due to its adoption of SFAS 153 “Exchange of Nonmonetary Assets (An Amendment of APB No. 29)”. SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets. The Company's adoption of SFAS 153 was a change in accounting principle, and was preferable to keep the Company's financial reporting GAAP compliant. No financial information prior to 2006 has been retroactively adjusted, and the change had no effect on income from continuing operations, net income, or per share amounts. Due to the change in accounting principle, revenue increased in 2006 by $12,000 and general and administrative expenses by the same amount. The change had no cumulative effect on retained earnings or other components of equity or net assets in the balance sheet as of the beginning of 2005.

In October 2007 the Company entered into a month to month lease agreement with a company related by common control, agreeing to lease certain racing equipment to the related party company in exchange for the related party making monthly payments on Company notes payable in the amount of approximately $1,700 per month. The Company recognized $6,418 in revenue under the agreement in 2007.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2006	2007

Racecars and equipment	$339,965	$238,902
Shop and pit equipment	18,893	0
	358,858	238,902
Less accumulated depreciation	(143,448)	(145,734)
Total	$215,410	$93,168

Depreciation expense in 2006 and 2007 was $69,272 and $59,358.

IMMS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2007, & For The Period
 From January 1, 2003 (Inception) Through December 31, 2007

NOTE 4. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2006 and 2007 the Company had net operating loss carryforwards of approximately $856,000 and $967,000 which begin to expire in 2023. The deferred tax asset of $171,000 and $193,000 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2006 and 2007 was $38,105 and $22,237.

NOTE 5. GOING CONCERN

The Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A(T)

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 8B

Inapplicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE;

Name	Age	Position
Kevin P. O’Connell	40	Chairman of the Board, Director & CEO
David M. Rifkin	38	President
John A. Brunkow	64	Director, CFO & Vice President-Finance
Edward A. Bernabeo	39	Secretary & Treasurer

Kevin P. O’Connell— For the past five years Mr. O’Connell has been the managing member of General Pacific Partners, LLC. a Southern California based firm providing direct equity sponsorship and advisory services to public and private companies. Additionally during that term, he has managed his personal investment in various developmental stage companies. A majority of his time was spent with the management team of Taleo Grill, a new concept in Mexican cuisine and fine dining. Further, he co-founded General Pacific Group, LLC, an asset management firm.

Mr. O’Connell has been a involved in private equity and asset management firms with particular focus in equities management, structured investments, private and public financings, acquisitions and dispositions and corporate restructuring. He has participated in, and managed the financings and development stage efforts of several equity sponsored private to public companies. Mr. O'Connell has been involved in motorsports since his early childhood racing motorcycles and karts in St. Petersburg Florida and later in Houston Texas. In the early 90's, Mr. O’Connell trained and raced with Skip Barber Racing in the Formula Dodge Series at tracks such as Laguna Seca, Road America, and California Speedway in Fontana, California. In 2004, O'Connell was the primary driver for the #59 General Pacific Partners, LLC Ford and competed in select Irwindale Superlate Model events. He has a Bachelor of Arts (pre-law) from California State University in Northridge and received his Masters of Business Administration (MBA) from Pepperdine University. Mr. O’Connell devotes approximately 25% of his time to our business.

David M. Rifkin -. Since 1995 Mr. Rifkin has been the President and CEO of Rifco Sales, a Southern California based sales and marketing firm that primarily focuses on sales growth strategy, marketing concepts and distribution networks through original equipment and aftermarket companies. Prior to 1995 he owned and managed multiple web retail operations serving the personal care, automotive and janitorial industries. Mr. Rifkin has a Bachelor of Science from SOSU in Oregon with an emphasis in business and marketing. He devotes approximately 10% of his time to our business.

John A. Brunkow - Mr. Brunkow is currently an independent business consultant. From 2001 through June of 2005, he was a member of the board of directors of General Environmental Services, Inc. a Nevada corporation, formerly known as Ultronics Corporation. GEM is a publicly held environmental services company. In 2001, Mr. Brunkow was a member of the team engaged to restructure GEM and implement financial controls needed to establish the company’s credit facility. Previously Mr. Brunkow advised in strategic planning and mergers and acquisitions for a business-to-business provider of human resource services. He spent more than 20 years in corporate finance, marketing, and sales. Prior to 2001, Mr. Brunkow was associated with Levine Liechtman Capital Partners, a private investment firm that invests in and acts as a financial sponsor for California based middle market companies in a wide variety of industries. Prior thereto, Mr. Brunkow was Executive Vice- President and Managing Director of Benefit Capital, Inc., a regional investment banking firm. During his tenure at Benefit Capital, he specialized in corporate finance transactions which included debt and equity placements, mergers and acquisitions, and Employee Stock Ownership (EOSP) buyouts. Prior to his time at Benefit Capital, Mr. Brunkow spent in excess of twelve years with IBM in a variety of sales, marketing, and operating management positions. Mr. Brunkow has served on the board of Directors for the Orange County Venture Group. Mr. Brunkow is a graduate of the IBM Senior Management School and the IBM Graduate Business School. He devotes approximately 10% of his time to our business.

Edward A. Bernabeo - Since 2008, Mr. Bernabeo has been the Director of Business Development for Trilogy Capital Partners.  From 2003 through 2007 he was a trader for Strikepoint Trading, a registered broker-dealer in Mission Viejo, California. From 2002 through 2004, he was the in charge of Business Development for Squar Milner, CPAs, in Newport Beach, CA. From 1999 through 2002 he was a principal of Westwood Stock Trading, where he managed the local area network and was in charge of all marketing, sales, training, and new trading software. The Westwood Stock Trading was purchased by Protrader Securities Corp in 1999. Mr. Bernabeo has been in the securities industry since May of 1990 working at Lehman Bros as an assistant to a private client asset manager. In January 1991 he acquired his series 7 & 63 NASD licenses. He focused in private client services and by 1992 became the top business origination broker in the Houston office. From December 1993 to November 1995, Mr. Bernabeo worked for Olde Discount in Houston, Texas. He managed high net worth investor assets and managed $25 million in assets. Further, he trained new brokers in sales and back office operations. He devotes approximately 10% of his time to our business. He is the brother-in-law of Mr. O’Connell.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code of ethics to an appropriate person or persons identified in the code of ethics; and

•	Accountability for adherence to the code of ethics.

A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions was attached as an exhibit to SB-2 Registration Statement filed with the Securities & Exchange Commission..

Procedure for Nominating Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

The Board evaluates the recommended candidate and determines whether or not to proceed with the candidate in accordance with our procedures. We reserve the right to change our procedures at any time to comply with the requirements of applicable laws.

Committees of the Board of Directors

The Board has the responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The Board's primary responsibility is to oversee the management of our Company and, in so doing, serve the best interests of our Company and our stockholders. Our full Board performs all of the functions normally designated to an Audit Committee, Compensation Committee and Nominating Committee.

Audit Committee

Although our Board does not have a separately-designated standing Audit Committee, our full Board performs the functions usually designated to an Audit Committee.

ITEM 10. EXECUTIVE COMPENSATION.

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2007 and 2006 to our President and Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Year Ended December 31,	Base Salary ($)	Dollar Value of Total Compensation for the Covered Fiscal Year ($)
(a)	(b)	(c)	(d)

Kevin P. O’Connell, CEO Chairman of the Board	2007	$(0)	$(0)
	2006	$(0)	$(0)
David M. Rifkin, President	2007	$(0)	$(0)
	2006	$(0)	$(0)
John Brunkow Director, CFO and Vice President	2007	$(0)	$(0)
	2006	$(0)	$(0)
Edward A Bernabeo, Secretary	2007	$(0)	$(0)
	2006	$(0)	$(0)

Employment Agreements of Each Named Executive Officer

We do not have written or oral employment agreements with any of our named executive officers or other employees.  We do not intend to pay any salaries for the year 2008.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards or retirement benefits

Nonqualified Deferred Compensation

No non-qualified defined contribution or other deferred compensation  was awarded during 2007.

Potential Payments Upon Termination or Change of Control

None.

Director Compensation

No Board of Directors fees were paid to directors in either cash or stock during the year ended December 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans

There are 2 million common shares that are reserved for issuance under our 2005 Stock Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 1, 2008, regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of our common stock. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares which an individual has the right to acquire within 60 days of the date this table was prepared (such as stock options). Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares.

The following table sets forth the principal stockholders of the Company and their percentage stock ownership

	NO. of Shares Owned	% of Stock Outstanding
Name
Kevin P. O’Connell*	3,829,820	45.5%
World In Motion, Inc**	1,500,000	17.7
John A. Brunkow	100,000	1.2
Michael Speakman	500,000	5.9

*Includes a) 1,500,000 shares owned by General Pacific Partners LLC, of which Mr. O’Connell is the Managing Member; b) 61,482 owned by General Pacific Partners LLC, of which of which Mr. O’Connell is the Managing Member; and c) 5,000 owned by Revete Capital Partners LLC of which Mr. O’Connell is the Managing Member
** Donald L. Danks is controlling stockholder of World In Motion, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

At the end of 2006 the Company had $33,463 in due on demand, non-interest bearing loans payable outstanding to related parties, and $70,000 in interest bearing notes. At December 31, 2007, the Company had $40,963 in due on demand, non-interest bearing loans payable outstanding to related parties, and $10,000 under notes due to related parties bearing interest at 10%. The notes are due in 2011, and require monthly principal and interest payments of $319. Interest expense under these notes for 2006 and 2007 was $1,563 and $3,958 respectively.

At end 2006 and 2007, the Company had $188,750 and $182,342 in notes payable due to financial institutions under borrowings undertaken by an officer for equipment purchases, as well as $30,520 in payables due to the officer for down payments. The notes are due from 2019 through 2025, are secured by Company equipment, bear interest at rates from 7.75% - 8%, and require monthly payments of approximately $1,700 per month.

Of all notes payable due at the end of 2007, $52,373 were current, and $180,932 long term. Future required note principal payments by year for all notes payable combined are 2008 $53,454, 2009 $10,381, 2010 $10,017, 2011 $8,180, 2012 $8,849, and thereafter $142,424. Interest expense under all notes payable was $17,152 in 2006 and $19,307 in 2007. The fair value of the notes payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities. At December 31, 2006 and 2007 the fair value of the notes payable approximates the amount recorded in the financial statements.

In 2007 the Company realized $27,116 in gains from equipment sales to entities under common control.

The Company used garage space provided by a former officer in exchange for advertising on Company race cars. Prior to 2006, the Company recorded no revenue or expense under the arrangement. In 2006 the Company began recording $1,000 per month in expense for garage services in exchange for advertising at a set minimum number of races during the year. Revenue was recognized on a per race basis. The garage space for advertising arrangement was terminated March 31, 2007.

The Company's method in accounting for the exchange arrangement changed due to its adoption of SFAS 153 “Exchange of Nonmonetary Assets (An Amendment of APB No. 29)”. SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets. The Company's adoption of SFAS 153 was a change in accounting principle, and was preferable to keep the Company's financial reporting GAAP compliant. No financial information prior to 2006 has been retroactively adjusted, and the change had no effect on income from continuing operations, net income, or per share amounts. Due to the change in accounting principle, revenue increased in 2006 by $12,000 and general and administrative expenses by the same amount. The change had no cumulative effect on retained earnings or other components of equity or net assets in the balance sheet as of the beginning of 2005.

In October 1, 2007 the Company entered into a month to month lease agreement with a company related by common control, agreeing to lease certain racing equipment to the related party company in exchange for the related party making monthly payments on Company notes payable in the amount of approximately $1,700 per month. The Company recognized $6,418 in revenue under the agreement in 2007.

The Company's headquarters are located at premises leased by General Pacific Partners, LLC, a company that is controlled by Kevin P. O’Connell, CEO of the Company. No rent is charged for maintaining the office at this location. The criteria under accounting principles generally accepted in the United States of America necessary to record contributed facilities within these financial statements were not met. Therefore, the Company has not recorded a value associated with this benefit.

DIRECTOR INDEPENDENCE

As of December 31, 2007 and March  31, 2008, Kevin P. O’Connell and John A. Brunkow served as the Company’s directors.

ITEM 13. EXHIBITS.

EXHIBIT NUMBER	IDENTIFICATION OF EXHIBIT

3.1	Re-Stated Articles of Incorporation as filed with the Nevada Secretary of State on March 5, 2005, (incorporated by reference to Registration Statement on Form SB-2, filed on September 5, 2006

3.3	Bylaws. (incorporated by reference to Registration Statement on Form SB-2, filed on September 5, 2006.)

4.1	Specimen common stock certificate (incorporated by reference to Registration Statement on Form SB-2, filed on September 5, 2006.)

10.1	2005 Stock Incentive Plan (incorporated by reference to Registration Statement on Form SB-2, filed on September 5, 2006.)

14.1	Code of Ethics (incorporated by reference to Registration Statement on Form SB-2, filed on September 5, 2006.)

31.1	Certification of the Principal Executive Officer (attached hereto.)

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached hereto.)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

In 2007, we paid $ 21,076 in auditor fees related to the preparation of our quarterly and annual financial statements.

Audit-Related Fees

There were no aggregate audit-related fees billed by Ronald R. Chadwick, P.C.for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2007.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services rendered for the preparation of the Company's tax returns during the year ended December 31, 2007 were $0.

All Other Fees

There were no other fees billed by Ronald R. Chadwick, P.C.for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.

The Board of Directors Pre-Approval Policy and Procedures

We do not have a separate Audit Committee. Our full Board performs the functions of an Audit Committee. During fiscal year 2006, the Board adopted policies and procedures for the pre-approval of audit and non-audit services for the purpose of maintaining the independence of our independent auditors. We may not engage our independent auditors to render any audit or non-audit service unless either the service is approved in advance by the Board or the engagement to render the service is entered into pursuant to the Board's pre-approval policies and procedures. On an annual basis, the Board may pre-approve services that are expected to be provided to us by the independent auditors during the following 12 months. At the time such pre-approval is granted, the Board must (i) identify the particular pre-approved services in a sufficient level of detail so that management will not be called upon to make judgment as to whether a proposed service fits within the pre-approved services and (ii) establish a monetary limit with respect to each particular pre-approved service, which limit may not be exceeded without obtaining further pre-approval under the policy.

The Board has considered whether the provision of the services described above under the caption entitled "All Other Fees" is compatible with maintaining the auditor's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

IMMS, Inc.

Date: March 17, 2008	By:	/s/ Kevin P. O’Connell
Kevin P. O’Connell
Chairman, CEO, Principal
Executive Officer and Director

Date: March 17, 2008	By:	/s/ John A. Brunkow
John A. Brunkow
Director and Chief Financial
and Accounting Officer