Form 10QSB
period 2008-03-31
IMMS, Inc.
filed 2008-05-12
CIK 1374435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer /_/	Accelerated filer /_/	Non-accelerated filer /_/ (Do not check if a smaller reporting company)	Smaller reporting company /x/

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding on May 1, 2008 was 12,407,276.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☑

IMMS, INC.
QUARTERLY REPORT ON FORM 10QSB
FOR THE SIX MONTHS ENDED JUNE 30, 2007

PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

IMMS, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

Mar. 31, 2008
ASSETS

Current assets
Cash	$5,983
Lease receivable	1,714
Total current assets	7,697

Fixed assets - net	81,223

Total Assets	$88,920

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$27,402
Notes payable - current	6,388
Other payables	1,342
Total current liabilties	35,132

Notes payable	175,224

Total Liabilities	210,356

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-
Common stock, $.001 par value;
190,000,000 shares authorized;
12,407,276 shares issued and
outstanding	12,407
Additional paid in capital	909,034
Deficit accumulated during the
development stage	(1,042,877)

Total Stockholders' Equity	(121,436)

Total Liabilities and Stockholders' Equity	$88,920

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Jan. 1, 2003
	Ended	Ended	(Inception) To
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008

Revenues	$-	$500	$16,367
Revenues - related party		5,141	26,559
	-	5,641	$42,926

Operating expenses:
Amortization & depreciation	17,943	11,945	238,501
General and administrative	22,563	5,467	845,569
	40,506	17,412	1,084,070
Operating - other:
Gain on asset sales	21,250	-	45,866

Gain (loss) from operations	(19,256)	(11,771)	(995,278)

Other income (expense):
Interest revenue		-	28
Interest expense	(6,045)	(2,894)	(43,590)
Other	125	-	398
	(5,920)	(2,894)	(43,164)

Income (loss) before
provision for income taxes	(25,176)	(14,665)	(1,038,442)

Provision for income tax	-	-	-

Net income (loss)	$(25,176)	$(14,665)	$(1,038,442)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,482,320	10,987,264

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
	Three Months	Three Months	Jan. 1, 2003
	Ended	Ended	(Inception) To
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008
Cash Flows From Operating Activities:
Net income (loss)	$(25,176)	$(14,665)	$(1,038,442)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	17,943	11,945	238,501
Other assets
Bank overdraft
Gain on asset sales	(21,250)	-	(45,866)
Accrued payables	7,096	(676)	27,402
Accrued payables - related parties	3,512	-	51,825
Unearned revenue - related parties	3,000	(1,714)	(1,714)
Other payables	1,995	250	6,976
Net cash provided by (used for)
operating activities	(12,880)	(4,860)	(761,318)

Cash Flows From Investing Activities:
Fixed asset purchases		-	(353,858)
Fixed asset sales	30,000	-	145,000
Net cash provided by (used for)
investing activities	30,000	-	(208,858)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	5,000	5,100	551,872
Notes & loans payable - payments	(1,392)	(729)	(96,213)
Sales of common stock			520,500
Net cash provided by (used for)
financing activities	3,608	4,371	976,159

Net Increase (Decrease) In Cash	20,728	(489)	5,983

Cash At The Beginning Of The Period	11,846	6,472	-

Cash At The End Of The Period	$32,574	$5,983	$5,983

Schedule Of Non-Cash Investing And Financing Activities

In February and March 2008 related parties converted $117,749 in loans and accrued interest into
3,924,956 shares of common stock at a conversion rate of $.03 per share.

Supplemental Disclosure

Cash paid for interest	$4,050	$2,644
Cash paid for income taxes	$-	$-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

IMMS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			Period From
	Three Months	Three Months	Jan. 1, 2003
	Ended	Ended	(Inception) To
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008
Cash Flows From Financing Activities:
Notes & loans payable - borrowings	5,000	5,100	551,872
Notes & loans payable - payments	(1,392)	(729)	(96,213)
Sales of common stock			520,500
Net cash provided by (used for)
financing activities	3,608	4,371	976,159

Net Increase (Decrease) In Cash	20,728	(489)	5,983

Cash At The Beginning Of The Period	11,846	6,472	-

Cash At The End Of The Period	$32,574	$5,983	$5,983

Schedule Of Non-Cash Investing And Financing Activities

In February and March 2008 related parties converted $117,749 in loans and accrued interest into
3,924,956 shares of common stock at a conversion rate of $.03 per share.

Supplemental Disclosure

Cash paid for interest	$4,050	$2,644
Cash paid for income taxes	$-	$-

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2008 the Company had no balance in its allowance for doubtful accounts.

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

Financial Instruments

The carrying value of the Company’s financial instruments as reported in the accompanying balance sheet, approximates fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Overview

This Report on Form 10QSB contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this prospectus.

We are a small motorsports race car business that has participated primarily in NASCAR (the National Association for Stock Car Auto Racing) and NASA (National Auto Sports Association.) sanctioned events.  We utilize our racecars to provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles carry their logo and brand.  We have conducted limited operations to date.

Trends & Outlook

Revenue; Our revenue is currently derived from Sponsorship clients. In exchange for “sponsorship” money, our clients place advertisements on our race cars.

Long-term, we cannot predict the growth or decline of our revenues. If certain standards set by our sponsors are, or are not met we could increase or decrease our sponsor revenue. Such standards are agreed upon between the Company and sponsors at the inception of the sponsor agreement and are based upon “performance.”  Performance criteria includes but is not limited to on racetrack success, hospitality, race event attendance by specific demographics and overall media coverage.  We believe currently satisfy these standards for our current sponsors.  In the event the company fails to satisfy these standards, certain sponsors could terminate their relationship with us.  We currently maintain these standards by interacting with our sponsors on a regular basis and updating their expectations of us.

At present, we are in the process of moving to the NASCAR Camping World West Series (regional) and the NASCAR Nationwide Series (national) where we will enter select road racing events.  We believe these series provide a broader market and expanded media for our sponsors.  Additionally, we will maintain our select racing calendar in the NASA/ASC road racing series.  All oval track racing will be terminated for the foreseeable future.

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

Stock Based Compensation--We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. The Company accounts for equity instruments issued to non-employees in accordance with EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

Our common stock is quoted on the Over-The-Counter Bulletin Board and trades under the symbol IMSZ.OB.   As of March 31, 2008 there were 12,362,276 shares of our common stock issued and outstanding.

For the Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

During the three months ended March 31, 2008, we incurred a net loss of $14,665, because we had $5,641 in revenue to offset against operating expenses. The loss in the first quarter was primarily attributable to general and administrative expenses.  Total operating expenses decreased approximately $10,511 for the three months ended March 31, 2008 to approximately $14,665 compared to the same period for the three months ended March 31, 2008 which were approximately $25,176.   The decrease in the loss for the March quarter of 2007 is primarily due to our change in focus from oval racing to road course racing in the NASCAR and American Stock Car series as well as a decrease in the number of races entered by us compared to the same period in 2007.   From inception to March 31, 2008, we had a net loss of $1,038,442.

Additionally, we converted $117,748.68 of unsecured related party debt on our balance sheet to unregistered common stock resulting in the issuance of 3,924,956 shares of common stock.

We have a stockholders' deficit in the amount of $($121,436) at March 31, 2008.

PLAN OF OPERATION

During the March quarter we prepared to enter and qualify for the upcoming NASCAR Nationwide series race in Mexico City which represents our initial presence in the series.  This event will provide expansive media as well as international television.  Also, we prepared to enter and qualify for the NASCAR Camping World series race in Sonoma, California at Infineon Raceway.  In August of 2008, we plan to enter and qualify for the NASCAR Nationwide race in Montreal, Canada.

We will lease race cars for these future races as we have sold all of our current race cars.  We intend to lease race cars for $5,000 to $15,000 per race.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, our cash and cash equivalents were $5,983.  Our principal cash requirements are for operating expenses, supplies, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds award purses from races qualified for and completed.

The Company continues to see improvement in its operations through the addition of new races to its schedule for in the first quarter of 2008 that will be realized in the June quarter of 2008.  We expect to enter at least two events in the upcoming quarter.  If events or circumstances occur such that we do not meet our operating plan as expected, we may be required to seek additional capital and/or reduce certain discretionary spending, which could have a material adverse effect on our ability to achieve our business objectives. We may seek additional financing, which may include debt and/or equity financing or funding through third party agreements. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants. We are pursuing a merger and acquisition strategy whereby we are seeking to acquire other businesses. If we acquire other businesses, we may incur additional debt and seek additional

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.  Recent Sales of Equity Securities and Use of Proceeds

On March 31, 2008 related parties of the Company converted $117,748.68 of unsecured indebtedness into 3,924,956 unregistered shares of common stock.  The issuance of the securities was an exempt transaction pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by IMMS, Inc., during the quarter ended March 31, 2008.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Description

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMMS, INC.

Date: May 9, 2008	By:	/s/ Kevin P. O’Connell
Kevin P. O’Connell President

IMMS, INC.

Date: May 9, 2008	By:	/s/ John A. Brunkow
John A. Brunkow Chief Financial and Accounting Officer

EXHIBIT INDEX

 (a) The following exhibits are filed with this Form 10-QSB:

Exhibit No.	Description

31.1	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Officer’s certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Officer’s certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.