Form 10-Q
period 2008-06-30
IMMS, Inc.
filed 2008-08-19
CIK 1374435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from: ____________________to____________________

Commission File No. 333-137098

EV Transportation, Inc.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	95-4862281
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5500 West Century Boulevard
Los Angeles, California 90045
(Address of principal executive offices and Zip Code)

(310) 215-3201
(Issuer’s telephone number, including area code)

IMMS, Inc.
660 Newport Center Drive, Suite 720
Newport Beach, California 92660
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 14, 2008, the registrant had 23,750,164 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

EV Transportation, Inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2008
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS

Current assets
Cash	$224	$6,472
Lease receivable	1,714	-
Total current assets	1,938	6,472

Fixed assets - net	69,278	93,168

Total Assets	$71,216	$99,640

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$27,402	$28,078
Accounts payable - related parties	-	56,050
Notes payable - current	6,388	52,373
Other payables	1,342	6,727
Total current liabilties	35,132	143,228

Notes payable	175,224	180,932

Total Liabilities	210,356	324,160

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-
Common stock, $.001 par value;
190,000,000 shares authorized;
12,407,276 and 8,482,320 shares issued and
outstanding at June 30, 2008 and
December 1, 2007, respectively	12,407	8,482
Additional paid in capital	909,034	795,210
Deficit accumulated during the
development stage	(1,060,581)	(1,028,212)

Total Stockholders' Equity	(139,140)	(224,520)

Total Liabilities and Stockholders' Equity	$71,216	$99,640

The accompanying notes are an integral part of the financial statements.

EV Transportation, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					Period From
					Jan. 1, 2003
					(Inception)
	Three Months Ended		Six Months Ended		To June 30,
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	2008

Revenues	$-	$41,070	$-	$41,570	$57,437
Revenues - related party	3,000	5,141	3,000	10,282	31,700
	3,000	46,211	3,000	51,852	89,137

Operating expenses:
Amortization & depreciation	15,693	11,945	33,636	23,890	250,446
General and administrative	6,317	46,829	28,880	52,296	892,398
	22,010	58,774	62,516	76,186	1,142,844
Operating - other:
Gain on asset sales	-	-	21,250	-	47,866
Loss on asset sales	(2,000)	-	(2,000)	-	(2,000)

Gain (loss) from operations	(21,010)	(12,563)	(40,266)	(24,334)	(1,007,841)

Other income (expense):
Interest revenue	-	-	-	-	28
Interest expense	(5,380)	(5,141)	(11,425)	(8,035)	(48,731)
Other	-	-	125		398
	(5,380)	(5,141)	(11,300)	(8,035)	(48,305)

Income (loss) before
provision for income taxes	(26,390)	(17,704)	(51,566)	(32,369)	(1,056,146)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(26,390)	$(17,704)	$(51,566)	$(32,369)	$(1,056,146)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)	N/A

Weighted average number of
common shares outstanding	8,482,320	12,407,276	8,482,320	11,695,608	N/A

The accompanying notes are an integral part of the financial statements.

EV Transportation, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			Period From
			Jan. 1, 2003
			(Inception)
	For the Six Months Ended June 30,		To June 30,
	2007	2008	2008

Cash Flows From Operating Activities:
Net income (loss)	$(51,566)	$(32,369)	$(1,056,146)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	33,636	23,890	250,446
Other assets
Bank overdraft
Gain on asset sales	(21,250)		(47,866)
Loss on asset sales	2,000		2,000
Accrued payables	7,676	(676)	27,402
Accrued payables - related parties	6,842		51,824
Unearned revenue - related parties		(1,714)	(1,714)
Other payables	4,914	251	6,977
Net cash provided by (used for)
operating activities	(17,748)	(10,618)	(767,077)

Cash Flows From Investing Activities:
Fixed asset purchases			(353,858)
Fixed asset sales	55,000		145,000
Net cash provided by (used for)
investing activities	55,000	-	(208,858)
Cash Flows From Financing Activities:
Notes & loans payable - borrowings	5,000	5,100	551,872
Notes & loans payable - payments	(32,261)	(729)	(96,213)
Sales of common stock			520,500
Net cash provided by (used for)
financing activities	(27,261)	4,370	976,159

Net Increase (Decrease) In Cash	9,991	(6,248)	224

Cash At The Beginning Of The Period	11,846	6,472	-

Cash At The End Of The Period	$21,837	$224	$224

Schedule Of Non-Cash Investing And Financing Activities

In February and March 2008 related parties converted $117,749 in loans and accrued interest into
3,924,956 shares of common stock at a conversion rate of $.03 per share.

Supplemental Disclosure

Cash paid for interest	$6,511	$5,140
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

EV Transportation, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

History

EV Transportation, Inc. (the “Company”) was incorporated in the State of Nevada on May 10, 2001 under the name “North American Association for Commerce Enabled Small Businesses.” During the time since its inception, the Company has changed its name to “General Pacific Group,” “O'Connell Motorsports Group, Inc.”, and “IMMS, Inc.”

Prior to the Merger discussed below, the Company designed and assembled motorsport racecars for its own use, and competed in organized racing events. During such time, the Company generated only limited revenues from its activities in the racing business. Subsequent to the Merger discussed below, the Company ceased any of its historical operations.

In July 2008, the Company announced its reorganization from a motorsport racecar company to a company focused on the rental of environmentally friendly hybrid electric and low-emissions vehicles to the public. In connection with its reorganization the Company entered into an Agreement and Plan of Merger, dated July 8, 2008 (the “Merger Agreement”), by and among the Company, IMMS Acquisition LLC, a California limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and EV Rental Cars, LLC, a California limited liability company (“EV Rental”). Pursuant to the Merger Agreement, Merger Sub merged into EV Rental, with EV Rental being the surviving entity (the “Merger”).

As a result of the Merger, EV Rental became the Company’s wholly-owned subsidiary. Upon the closing of the Merger, each of the limited liability company membership interests of EV Rental (the “EV LLC Interests”) issued and outstanding were converted automatically into the right to receive a number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), equal to 0.18450163 shares of Common Stock for each 0.000001% of outstanding EV LLC Interests, or up to an aggregate of 18,450,163 shares of Common Stock, subject to the rights of the former members of EV Rental to exercise and perfect their dissenters’ rights under applicable provisions of California law to accept cash in lieu of shares of Common Stock. The securities were issued pursuant to an exemption from registration under Rule 505 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Simultaneously with the closing of the Merger, a certain shareholder of the Company entered into the Agreement to Purchase Assets and Cancel Shares, dated July 8, 2008 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the shareholder agreed to cancel all of its 1,000,000 shares of Common Stock of the Company in exchange for all of the pre-closing assets and liabilities, whether known or unknown (the “Assumed Liabilities”), of the Company to be effective immediately following the closing of the Merger.

Also, in connection with the reorganization of the Company, the Company’s board of directors approved a change in its name from “IMMS, Inc.” to “EV Transportation, Inc.” effective August 7, 2008.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2008 the Company had no balance in its allowance for doubtful accounts.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 2. SUBSEQUENT EVENTS

Reorganization Pursuant to Merger Agreement

Pursuant to the Merger Agreement, dated July 8, 2008, entered into by and between the Company, EV Rental and Merger Sub, Merger Sub merged into EV Rental, with EV Rental being the surviving entity. As a result of the Merger, EV Rental became the Company’s wholly-owned subsidiary. Upon the closing of the Merger, each of the EV LLC Interests issued and outstanding were converted automatically into the right to receive a number of shares of the Company’s Common Stock, equal to 0.18450163 shares of Common Stock for each 0.000001% of outstanding EV LLC Interests, or up to an aggregate of 18,450,163 shares of Common Stock, subject to the rights of the former members of EV Rental to exercise and perfect their dissenters’ rights under applicable provisions of California law to accept cash in lieu of shares of Common Stock.

Pursuant to the Merger Agreement, the Company exchanged approximately 18,450,163 shares, or approximately 78%, of the post-closing issued and outstanding shares of the Company’s Common Stock for all of the EV LLC Interests. After the closing of the Merger and the Asset Purchase Agreement, the existing shareholders of the Company owned approximately 5,300,000 shares, or approximately 22%, of the post-closing issued and outstanding shares of the Company’s Common Stock.

Asset Purchase Agreement

Simultaneously with the closing of the Merger, a certain shareholder of the Company entered into the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, the shareholder agreed to cancel all of its 1,000,000 shares of Common Stock in exchange for all of Assumed Liabilities of the Company to be effective immediately following the closing of the Merger. The shareholder agreed to indemnify and hold the Company harmless against any and all claims and liabilities of the Assumed Liabilities.

Assumption of EV Rental Bridge Loan

In connection with the reorganization of the Company, EV Rental offered a minimum of $500,000 and a maximum of $2,000,000 of Unsecured Convertible Promissory Notes (the “Notes”) as part of a private placement (the “Bridge Loan”) pursuant to a term sheet, dated March 6, 2008 (the “Term Sheet”). Simultaneously with the closing of the Merger, and under the terms of the Term Sheet, the Notes were automatically converted into “Units” of the Company’s securities at the closing of the Merger and the board of directors of the Company approved the assumption of the Bridge Loan. Thereafter, the Notes became null and void.

Simultaneously with the closing of the Merger, the Company issued 1,130,648 Units of our securities consisting of: (i) $1,130,648 in principal amount of convertible debentures (the principal amount equivalent to the dollar principal amount of the Notes) (the “Debentures”), and (ii) common stock purchase warrants exercisable into up to an aggregate of 565,324 shares of Common Stock (one warrant for every $2.00 of principal of Units) (the “Warrants”). The outstanding Debentures and unpaid interest may be converted into shares of the Company’s Common Stock at a conversion price equal to the lower of $1.50 per share or the fair market value of the Company’s Common Stock. The Debentures accrue interest at 10% per annum, all principal and unpaid interest is due on October 31, 2008, and the Company has the option to pay interest with cash or Common Stock based on the defined conversion price. The Debentures have a prepayment penalty of 20% of the outstanding principal balance. The Company estimated the initial fair value of the conversion feature of the Debentures and the relative fair value of the Warrants to be $62,000 and will record this amount as a debt discount and derivative liability during the three months ended September 30, 2008. Proceeds from the Bridge Loan will be used for working capital, debt reduction, personnel and other expenses.

If the Company fails to pay the outstanding principal and accrued interest within 15 days of October 31, 2008, the Debentures will increase by an additional 50% and the maturity date will be extended for an additional six months. If the Company closes the New Financing (see below) on or before October 31, 2008, the outstanding Debentures and unpaid interest will automatically convert into securities sold in the New Financing at a conversion price equal to 50% of the security offering price in the New Financing.

The Warrants have a term of five years and an exercise price of $0.75. The Company has an option to call the Warrants at any time that the fair market value of the Company’s Common Stock exceeds 200% of the Warrants exercise price for any consecutive thirty trading day period and the Warrant shares shall have been registered during this thirty trading day period. The Warrants have a cashless exchange provision after nine months from the date of issuance and the Warrants cannot be exercised within six months from the date of issuance.

Name Change

In connection with the reorganization of the Company, the Company’s board of directors approved a change in its name from “IMMS, Inc.” to “EV Transportation, Inc.” effective August 7, 2008.

Forbearance Agreement Between EV Rental and Amalgamated Bank

EV Rental has entered into a Third Forbearance Agreement, dated July 8, 2008, with Amalgamated Bank (the “Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, EV Rental is obligated to do the following:

a.
Sell 65 vehicles prior to the signing of the Forbearance Agreement, which has been completed. EV Rental must pay to Amalgamated the net sales proceeds from cash of the 65 vehicles sold from the proceeds of the Bridge Loan (the “First Liquidation Payments”), which has been completed. In addition, EV Rental must pay to Amalgamated the sum of $383,962 (representing the difference between the net sales proceeds and the original cost of the vehicles), which has been completed.

b.
Sell all of its remaining rental vehicles in monthly increments by October 31, 2008 or sooner (the “Final Vehicle Liquidation Date”) with the net sales proceeds to be paid directly to Amalgamated (the “Second Liquidation Payments”). In addition, upon the sale of each remaining rental vehicle, EV Rental will pay to Amalgamated an amount equal to the original purchase price for such vehicle multiplied by .016, with this product multiplied by 12, and this product then multiplied by a fraction, the numerator of which is the number of days from February 8, 2008 through the date of the sale of such vehicle, and the denominator of 365 (the “Accumulated Depreciation”); provided, however, that the Accumulated Depreciation for each vehicle shall not be greater than the difference between the net sales proceeds and the original purchase price for such vehicle.

c.
EV Rental shall seek additional financing for its business operations and to make acquisitions of other vehicle rental companies (the “New Financing”). The New Financing must be consummated no later than October 31, 2008. EV Rental shall make a total of $1,500,000 in cash payments to Amalgamated (the “Cash Payments”) as follows: (i) $300,000, which has been completed; and (ii) $1,200,000 out of the proceeds of the New Financing;

d.
Make monthly payments of interest only on approximately $5,664,600 (the “Fleet Value”) of the Amalgamated Note from the date of the Forbearance Agreement until the later to occur of: (i) the Final Vehicle Liquidation Date (together with EV Rental’s payment of all proceeds of sales of its Vehicles and Deferred Interest Payments), or (ii) the New Financing (together with EV Rental’s payment of the $1,200,000 Cash Payment, Accumulated Depreciation and Deferred Interest Payments) (the “First Interest Payments”). Interest on the balance of the indebtedness in excess of the Fleet Value shall be deferred and shall be due and payable (without additional interest) upon the earlier of the closing of the New Financing or the Final Vehicle Liquidation Date (the “Deferred Interest Payment”). EV Rental will pay the Deferred Interest Payment out of the proceeds of the New Financing; and

e.
On the Final Vehicle Liquidation Date, provided that EV Rental has made the Cash Payments, the First Liquidation Payments, the Second Liquidation Payments, the First Interest Payments and the Deferred Interest Payment, Amalgamated has agreed to unconditionally and absolutely release EV Rental from all further liability under the Amalgamated Note, notwithstanding that there may be some indebtedness outstanding (the exact amount is undetermined at this time), and has agreed to release all liens and other security interests which it may then have in any of EV Rental’s assets or property. Thereafter, any indebtedness outstanding will become the sole obligation of EV Rental’s former managing member. In connection with signing of the Forbearance Agreement, EV Rental’s former managing member executed and delivered to Amalgamated a Stock Pledge and Security Agreement pursuant to which he pledged to Amalgamated all of his shares of Common Stock of the Company. In connection with his obligation to pay the remaining indebtedness, the former managing member has entered into an agreement with EV Rental and Kingsdale Capital International, Inc. (“Kingsdale”), whereby Kingsdale agreed, on a “best efforts” basis to cause to be purchased by or for the accounts of third parties in exempt transactions, a number of shares pledged by the former managing member to Amalgamated, so as to allow him to timely satisfy his obligations to Amalgamated. If the former managing member does not receive sufficient proceeds from the sale of all of his pledged shares, EV Rental agreed to loan him such amounts as necessary to allow him to timely satisfy his obligations to Amalgamated. Any such loan will be secured by shares of Common Stock owned by the former managing member. Further, the former managing member has agreed to indemnify EV Rental from any of his obligations to Amalgamated, and has executed a pledge agreement covering all of the shares of Common Stock beneficially owned by him as security for such indemnification.

AAI Agreement

On July 8, 2008, EV Rental entered into a General Release and Membership Interest Issuance Agreement with Auto Acquisition Inc., a Delaware corporation (“AAI”) and Brian Wood (“Wood”), pursuant to which EV Rental issued membership interests to AAI equivalent to 8.130081% of EV Rental (1,500,000 shares after the Merger) valued at approximately $195,000 based on the terms of the Merger and related transactions, as consideration for: (i) the release of Wood by AAI from any and all of his obligations to AAI, including those obligations arising from Wood’s employment with AAI, and from any restrictions (contractual or otherwise) of Wood being employed by the Company, EV Rental, or any of their respective affiliates, (ii) Wood’s execution of an employment agreement with the Company once the Company has raised sufficient capital, and (iii) the release of EV Rental and the Company by AAI for any and all claims regarding the Wood’s employment with the Company.

Employment Agreements

On July 9, 2008, the Company entered into an Executive Services Agreement (the “Executive Agreement”) with R.I. Heller & Co., LLC, a Florida limited liability company and an entity controlled by the William N. Plamondon (“Heller”). Under the Executive Agreement, Mr. Plamondon will serve as the Company’s Chief Executive Officer and Chief Financial Officer. The Executive Agreement has an initial term of one year and will automatically renew for two one-year terms provided that it is not earlier terminated. The Executive Agreement provides for a base salary of $420,000 per year, a bonus of $100,000 after one year, and $100,000 after the Company receives two letters of intent for strategic acquisition of other companies. Effective July 9, 2008, the Company approved the stock option grant to Mr. Plamondon to purchase up to 3,000,000 shares of the Company Common Stock at an exercise price of $0.33 per share. The options vest as follows: 1,000,000 options upon signing the Executive Agreement; 500,000 options on the six month anniversary of the Executive Agreement; 500,000 options on the first anniversary of the Executive Agreement; 500,000 options on the eighteen month anniversary of the Executive Agreement; and 500,000 options on the second anniversary of the Executive Agreement. If Mr. Plamondon leaves the Company within six months of the effective date of the Executive Agreement, 500,000 options shall be returned to the Company.

On July 9, 2008, the Company entered into a one-year consulting agreement with the former managing member of EV Rental. Under the agreement, the former managing member will provide services to the Company as a consultant. The agreement provides for consulting fees of $10,000 per month.

On July 9, 2008, the Company engaged the services of Heller to perform certain accounting and finance, public and investor relations, marketing and branding and integration functions for the Company and EV Rental. The engagement covers the services to be performed by Erin E. Davis in her capacity as the Company' Corporate Secretary. Heller will bill the Company hourly against a retainer of $25,000 at hourly rates ranging from $75-150 per hour. Mr. Plamondon and Ms. Davis are both officers of Heller.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements in this Quarterly Report on Form 10-Q (this “Report”), are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of EV Transportation, Inc., a Nevada corporation (“EV Transportation”), and/or EV Rental Cars, LLC, a California limited liability company (“EV Rental”) (EV Transportation and EV Rental are referred to collectively in this Report as “we,” “us,” “our” or the “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and six month periods ended June 30, 2008 and changes in our financial condition from our year ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Overview

Prior to the Merger discussed below, we designed and assembled motorsport racecars for our own use, and competed in organized racing events. During such time, we generated only limited revenues from its activities in the racing business. Subsequent to the Merger discussed below, we ceased any of its historical operations.

In July 2008, we announced our reorganization from a motorsport racecar company to a company focused on the rental of environmentally friendly hybrid electric and low-emissions vehicles to the public. In connection with our reorganization we entered into an Agreement and Plan of Merger, dated July 8, 2008 (the “Merger Agreement”), by and among the us, IMMS Acquisition LLC, a California limited liability company and our wholly-owned subsidiary (“Merger Sub”), and EV Rental. Pursuant to the Merger Agreement, Merger Sub merged into EV Rental, with EV Rental being the surviving entity (the “Merger”).

As a result of the Merger, EV Rental became our wholly-owned subsidiary. Upon the closing of the Merger, each of the limited liability company membership interests of EV Rental (the “EV LLC Interests”) issued and outstanding were converted automatically into the right to receive a number of shares of our common stock, par value $0.001 per share (the “Common Stock”), equal to 0.18450163 shares of Common Stock for each 0.000001% of outstanding EV LLC Interests, or up to an aggregate of 18,450,163 shares of Common Stock, subject to the rights of the former members of EV Rental to exercise and perfect their dissenters’ rights under applicable provisions of California law to accept cash in lieu of shares of Common Stock. The securities were issued pursuant to an exemption from registration under Rule 505 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Simultaneously with the closing of the Merger, a certain shareholder of ours entered into the Agreement to Purchase Assets and Cancel Shares, dated July 8, 2008 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the shareholder agreed to cancel all of its 1,000,000 shares of our Common Stock in exchange for all of our pre-closing assets and liabilities, whether known or unknown (the “Assumed Liabilities”), to be effective immediately following the closing of the Merger.

Also, in connection with our reorganization, our board of directors approved a change in its name from “IMMS, Inc.” to “EV Transportation, Inc.” effective August 7, 2008.

Pre-Merger Operations

Prior to the Merger discussed above and during the period covered by this Report, we were a small motorsports racecar business that participated primarily in NASCAR (the National Association for Stock Car Auto Racing) and NASA (National Auto Sports Association.) sanctioned events.  We utilized our racecars to provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles carry their logo and brand.  Prior to the Merger, we conducted limited operations.

Revenue

Prior to the Merger discussed above and during the period covered by this Report, our revenue was derived from sponsorship clients. In exchange for “sponsorship” money, our clients place advertisements on our race cars.

Operating Expenses

Prior to the Merger discussed above and during the period covered by this Report, our operating expenses were attributed to the daily operations of our motorsports racecar business. These expenses included, but were not limited to, materials and parts, consulting, transportation, marketing, travel and administrative costs.  These costs varied depending on fuel costs, distances and cost of advertising or changes in consulting fees.

Critical Accounting Policies

Prior to the Merger discussed above and during the period covered by this Report, our financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements required management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Certain of the significant accounting policies used the preparation of our prior financial statements were considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: (1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and (2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We based our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates. Our financial statements were prepared in accordance with accounting principles generally accepted in the United States and, accordingly, required management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents. We maintained our cash in bank deposit accounts, which at times, may have exceeded federally insured limits. We have not experienced any losses in such accounts.

Revenue Recognition. Our revenue was derived from advertising, marketing sponsors and from race purses. Revenue was recognized on an accrual basis as earned under contract terms. In kind sponsorship fees were based upon the value of the product or service that were provided to us. The fair value of our use of garage space and the fair value of the advertising provided by us was determined by an agreement between the parties that was based upon what each party would be willing to pay or receive for the consideration provided. The garage structure was on residential property with limited amenities, not lending itself to comparison with commercial market comparables. Therefore, the parties estimated value based on an agreed amount that they would be willing to pay or receive.

Intangible and Long-Lived Assets. We followed SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Stock Based Compensation. We recognized expenses for stock-based compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost was recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. We accounted for equity instruments issued to non-employees in accordance with EITF 96-18,“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” Accordingly, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Beginning in 2006, we adopted SFAS No. 123R “Share Based Payment” which superseded APB Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. We do not believe the adoption of SFAS No. 123R will have a material impact on our financial statements.

Our common stock is quoted on the Over-The-Counter Bulletin Board and trades under the symbol IMSZ.OB.   As of August 14, 2008, there were 23,750,164 shares of our Common Stock outstanding.

Results of Operations For the Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

During the six months ended June 30, 2008, we incurred a net loss of $32,369, because we had $51,852 in revenue to offset against operating expenses. The loss in the first half of the year was primarily attributable to general and administrative expenses. Total operating expenses increased in 2008 by $13,670 to approximately $76,186 compared to $62,516 in the comparable 2007 period. Our loss from operations declined in 2008 to $24,334 from the operating loss $40,266 incurred in the first six months of 2007. This improvement was primarily the result of our change in focus from oval racing to road course racing in the NASCAR and American Stock Car series as well as a decrease in the number of races entered by us compared to the same period in 2007. From inception to June 30, 2008, we had a net loss of $1,056,146.

Additionally, we converted $117,749 of unsecured related party debt on our balance sheet to unregistered common stock resulting in the issuance of 3,924,956 shares of common stock in February and March, 2008.

We have a stockholders' deficit in the amount of $139,140 at June 30, 2008.

Results of Operations For the Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

During the three months ended June 30, 2008, we incurred a net loss of $17,704, because we had $46,211 in revenue to offset against operating expenses. The losses this quarter of both years were primarily attributable to general and administrative expenses. Total operating expenses increased by $36,764 in the second quarter of 2008 to $58,774 compared to the same period in 2007.  The increase in the operating expenses resulted from consulting expenses incurred with respect to the increased revenues. As discussed previously we changed our focus from oval racing to road course racing in the NASCAR and American Stock Car series as well as a decrease in the number of races entered by us compared to the same period in 2007.

Liquidity and Capital Resources

At June 30, 2008, our cash and cash equivalents were $224. Our principal cash requirements are for operating expenses, supplies, capital expenditures and funding of the operations. Our primary sources of cash are revenues, the proceeds award purses from races qualified for and completed.

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

Off-Balance Sheet Arrangements

None.

Post-Merger Plan of Operation

Following the closing of the Merger, our business primarily will consist of car rentals and, to a lesser degree, a pre-owned car sales program. Currently, we only rent hybrid electric and low-emissions vehicles in the compact, full-size, and sport-utility vehicle classes. We rent cars on daily, multi-day, weekly and monthly bases. Our primary source of revenue consists of “base time and mileage” car rental fees. Our practice, however, is to allow customers unlimited mileage for their rentals, no matter the duration of their rental period. Thus, all of our rental fees are generated based on the length of the rental period, not on the number of miles customers travel. We also charge an additional fee for one-way rentals to and from specific locations. In addition to rental fees, we sell other optional products to our customers, such as collision or loss damage waivers, supplemental liability insurance, personal effects coverage and gasoline.

In January 2005, we entered into an Environmental Vehicle Agreement with Fox Rent-a-Car, Inc. (“Fox”), which was subsequently amended (the “Fox Agreement”). The Fox Agreement expires on August 31, 2009. Under the terms of the Fox Agreement, our rental facilities are co-located with Fox’s corporate locations in California and Arizona at the following seven airports:

•	Los Angeles International Airport: 5500 West Century Boulevard, Los Angeles, California.

•	San Diego International Airport: 2727 Kettner Boulevard, San Diego, California.

•	John Wayne Airport, 17971 Skypark Circle, Suite M, Santa Ana, California.

•	San Francisco International Airport: 435 South Airport Boulevard, San Francisco, California.

•	Norman Y Mineta San Jose International Airport: 2300 Airport Boulevard 160, San Jose, California.

•	Oakland International Airport: 7600 Earhart Road, Oakland, California.

•	Sky Harbor Phoenix International Airport: 201 South 24th Street, Phoenix, Arizona.

In addition, Fox agreed to allow us to use all of Fox’s facilities and resources at each Fox corporate location, including personnel, computer and reservation systems, trams and other customer transportation vehicles and facilities for fueling, maintenance and repairs. Fox agreed to provide us with storage space for our cars, as well as space at the rental counter and around its facilities for EV Rental signage. We agreed to be solely responsible for all maintenance, upkeep and repairs to our cars, although Fox agreed to provide routine cleaning, fueling, preparation and road-side assistance services.

Currently, Fox has the exclusive right to book all of our online reservations through its website. Fox also agreed to allow us to utilize Fox’s marketing, advertising, promotion and public relations resources. Under the Fox Agreement, Fox deducts 1% of our gross revenues and spends that amount on marketing our relationship. Fox also collects all gross revenues on our behalf and to remits payment to us twice per month. In return, we pay Fox a fee equal to 30% of our gross revenue from operations. We also pay Fox 10% of the net of incremental sales items (e.g. supplemental liability insurance) and 10% on collision damage waiver revenue.

Customers can make rental reservations via our website, www.evrental.com, the Fox Rent-a-Car website, www.foxrentacar.com, at the rental counter at any of our locations, by phone, 1-877-EVRENTAL, through several online travel websites that partner with Fox Rent-a-Car, such as www.expedia.com and www.orbitz.com, or through a corporate account program in place with their employers.

We believe that growth in demand for environmentally friendly cars and the anticipated increase in production of new models of hybrid electric and low-emissions vehicles by major automakers have created an opportunity for an environmentally friendly car rental company such as ours. We intend to capitalize on our position as a first mover in this market by executing a comprehensive business strategy.

Our business model supports growth while holding true to our planet-friendly mission. Our first objective is to expand the fleet and revenue of our core EV Rental business by adding additional vehicles in the seven airports we are currently servicing. We will gain additional market share by expanding into Seattle, Washington and Salt Lake City, Utah (existing Fox Rent-A-Car locations). At the current cost of gasoline, and as prices continue to rise, demand for our environmentally-friendly, higher mile per gallon fleet is increasing.

This growing demand will allow us to add fleet and additional locations. Additional fleet will also be marketed to state governments, local governments and environmentally conscious organizations. Our business will continue to expand as more manufacturers make more hybrid, electric and CNG environmental vehicles. We will be able to expand our product offering, capitalizing on our position as the first mover in the market.

However, execution of our business strategy will be contingent upon and require significant financing. There can be no assurance that such financing will become available or if it does, that it will be offered on favorable terms to us. Our ultimate goal is to achieve a national presence in the car rental industry. For a more detailed discussion of our business plan and strategy, as well as the capital and liquidity resources of EV Rental, please refer to our Current Report on Form 8-K, as filed with the Commission on July 25, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2008, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our financial position, liquidity, or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 25, 2008, which to our knowledge have not materially changed. Those risks, which could materially affect our business, financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the information provided in our Current Report on Form 8-K, as filed with the Commission on July 25, 2008.

Item 3. Defaults Upon Senior Securities

Please refer to the information provided in our Current Report on Form 8-K, as filed with the Commission on July 25, 2008.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV TRANSPORTATION, INC.

Date: August 18, 2008	By:	/s/ William N. Plamondon
William N. Plamondon Chief Executive Officer, President

Date: August 18, 2008	By:	/s/ William N. Plamondon
William N. Plamondon Chief Financial Officer