Form 10-Q
period 2008-09-30
EV Transportation, Inc.
filed 2008-12-22
CIK 1374435

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from: ____________________ to ____________________

Commission File No. 333-137098

EV Transportation, Inc.
(Exact name of Small Business Issuer as specified in its charter)

NEVADA	95-4862281
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

5500 West Century Boulevard
Los Angeles, California 90045
(Address of principal executive offices and Zip Code)

(310) 215-3201
(Issuer’s telephone number, including area code)

None
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
Yes [ ]     No [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer [ ]	Smaller reporting company
[ ]	[ ]	(Do not check if a smaller reporting company)	[ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]     No [ x ]

As of December 19, 2008, the registrant had 23,750,164 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the consolidated results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

EV TRANSPORTATION, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$48,016	$8,956
Accounts receivable	146,434	129,165
Advance to related party	-	28,900
Prepaid expenses and other current assets	6,749	-
Total current assets	201,199	167,021

Vehicles and property, net	2,369,418	6,234,637
Deposits	96,324	87,824
Other assets	23,084	24,590
Total assets	$2,690,025	$6,514,072

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,699,120	$1,689,091
Derivative liability	738,555	-
Vehicle line of credit borrowings	5,555,331	9,682,731
Convertible notes payable, net of discounts	1,129,924	-
Notes payable, net of discounts	1,569,969	1,445,798
Notes payable to related parties	513,582	463,582
Total liabilities	12,206,481	13,281,202

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, 7,000,000 designated as Series A Convertible Preferred Stock; zero shares outstanding as of
September 30, 2008 (unaudited) and December 31, 2007	-	-
Common stock, $0.001 par value, 190,000,000 shares authorized, 23,750,164 unaudited and
12,900,164 issued and outstanding as of September 30, 2008 and December 31, 2007,
respectively	23,750	12,900
Additional paid-in capital	2,361,291	1,630,622
Accumulated deficit	(11,901,497)	(8,410,652)
Total stockholders' deficit	(9,516,456)	(6,767,130)
Total liabilities and stockholders' deficit	$2,690,025	$6,514,072

See accompanying notes, which are an integral part of these consolidated financial statements

EV TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net rental revenues	$621,116	$948,106	$2,145,123	$2,953,832

Operating expenses
Operating costs	293,305	418,222	1,100,488	1,423,694
Vehicle depreciation	155,052	485,801	921,820	1,409,805
Selling, general and administrative	1,076,574	408,763	2,879,837	1,173,473
Vehicle interest	162,141	239,656	471,425	746,401
Gain on sale of used vehicles, net	(224,656)	(17,819)	(644,386)	(81,682)
Total operating expenses	1,462,416	1,534,623	4,729,184	4,671,691
Loss from operations	(841,300)	(586,517)	(2,584,061)	(1,717,859)
Interest expense, net	75,390	28,436	171,545	131,745
Change in value of derivatives	726,839	-	726,839	-
Loss from operations before income taxes	(1,643,529)	(614,953)	(3,482,445)	(1,849,604)
Income tax expense	-	-	8,400	7,727
Net loss	$(1,643,529)	$(614,953)	$(3,490,845)	$(1,857,331)

Net loss available to common shareholders per share:
Basic and Diluted	$(0.07)	$(0.05)	$(0.20)	$(0.15)

Weighted average shares outstanding:
Basic and Diluted	22,984,947	12,706,662	17,357,828	12,706,662

See accompanying notes, which are an integral part of these consolidated financial statements

EV TRANSPORTATION, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net loss	$(3,490,845)	$(1,857,331)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	921,820	1,409,805
Common stock issued for services	461,500	-
Stock option compensation	28,839	-
Change in value of derivatives	726,839	-
Amortization of loan discounts	8,052	-
Gain on sale of used vehicles	(644,386)	(81,682)
Effect of changes in:
Accounts receivable	(17,269)	(75,160)
Advance to related party	28,900	31,160
Prepaid expenses and other current assets	(6,749)	8,000
Deposits	(8,500)	-
Other assets	1,506	2,259
Accounts payable and accrued expenses	1,367,677	315,292
Net cash used in operating activities	(622,616)	(247,657)

Investing activities:
Proceeds from sale of used vehicles	-	76,533
Net cash provided by investing activities	-	76,533

Financing activities:
Proceeds from convertible note payable	1,080,000	-
Payments on vehicle line of credit	(239,615)	(49,440)
Proceeds from notes payable	-	105,564
Payments on notes payable	(178,709)	-
Proceeds from sale of common stock	-	115,000
Net cash provided by financing activities	661,676	171,124
Net increase in cash	39,060	-
Cash, beginning of period	8,956
Cash, end of period	$48,016	$-

Supplemental disclosures of cash flow information:
Cash paid for interest	$138,382	$878,146
Cash paid for income taxes	$-	$7,727

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as payment for accounts payable	$260,000	$-
Issuance of warrants with debt	$2,896	$-
Payment of line of credit and accrued interest from the proceeds of vehicle sales	$3,587,785	$2,006,678
Payments on line of credit from the proceeds of notes payable	$300,000	$-
Payments on accounts payable from the proceeds of notes payable	$92,000	$-
Reclass of warrant value from additional paid-in capital to liabilities	$8,820	$-
Vehicles and property acquired through draws on line of credit	$-	$1,403,984

See accompanying notes, which are an integral part of these consolidated financial statements

EV TRANSPORTATION, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

EV Transportation, Inc. (the “Company”) was incorporated in the State of Nevada on May 10, 2001 under the name “North American Association for Commerce Enabled Small Businesses.” During the time since its inception, the Company has changed its name to “General Pacific Group,” “O’Connell Motorsports Group, Inc.”, and “IMMS, Inc.”

Prior to the Merger discussed below, the Company designed and assembled motorsport racecars for its own use, and competed in organized racing events. During such time, the Company generated only limited revenues from its activities in the racing business. Subsequent to the Merger discussed below, the Company ceased any of its historical operations.

In July 2008, the Company announced its reorganization from a motorsport racecar company to a company focused on the rental of environmentally friendly hybrid electric and low-emissions vehicles to the public. In connection with its reorganization the Company entered into an Agreement and Plan of Merger, dated July 8, 2008 (the “Merger Agreement”), by and among the Company, IMMS Acquisition LLC, a California limited liability company and a wholly-owned subsidiary of the Company (“Merger Sub”), and EV Rental Cars, LLC, a California limited liability company (“EV Rental”). Pursuant to the Merger Agreement, the Merger Sub merged into EV Rental, with EV Rental being the surviving entity (the “Merger”).

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

Simultaneously with the closing of the Merger, a certain pre-merger shareholder of the Company entered into the Agreement to Purchase Assets and Cancel Shares, dated July 8, 2008 (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, the shareholder agreed to cancel all of his 1,000,000 shares of Common Stock of the Company in exchange for all of the pre-closing assets and liabilities, whether known or unknown (the “Assumed Liabilities”), of the Company to be effective immediately following the closing of the Merger.

Pursuant to the Merger Agreement, the Company exchanged approximately 18,450,163 shares, or approximately 78%, of the post-closing issued and outstanding shares of the Company’s common stock for all of the EVLLC Interests. After the closing of the Merger and the Asset Purchase Agreement, the shareholders of the Company prior to the Merger owned approximately 5,300,000 shares, or approximately 22% of the post-closing issued and outstanding shares of the Company’s common stock. As a result, the pre-merger historical results presented herein are those of EV Rental.

Also, in connection with the reorganization of the Company, the Company’s board of directors approved a change in its name from “IMMS, Inc.” to “EV Transportation, Inc.” effective August 7, 2008.

The Company is engaged in the business of renting environmentally sensitive vehicles, including hybrid electric, natural gas, partial zero emission, and/or super ultra low emission vehicles (the “Vehicles”) in California and

Arizona. The Company rents cars on a daily, multi-day, weekly and monthly basis and its primary source of revenue consists of “base time and mileage” car rental fees.

The Company purchases the Vehicles directly from manufacturers and conducts its rental operations through a non-affiliated rental vehicle company (the “Retailer”), with whom the Company has an exclusive agreement through August 2009 (the “Retailer Agreement”). The Retailer allows the Company to use all of its facilities and resources at each of its seven airport locations, including personnel, computer and reservation systems, customer transportation, and facilities for fueling, maintenance and repairs. The Retailer has agreed to provide us with storage space for the Company’s vehicles, as well as space at the rental counter and around its facilities for Company signage. The Company is solely responsible for all maintenance, upkeep and repairs to our cars, although the Retailer has agreed to provide routine cleaning, fueling, preparation and road-side assistance services.

The Retailer currently has the exclusive right to book all of the Company’s online reservations through its website. The Retailer allows the Company to utilize its marketing, advertising, promotion, and public relations resources. The Retailer collects all gross revenues on behalf of the Company. The Company pays the Retailer a fee of 30% of the Company’s gross revenue from operations and the Company also pays the Retailer a fee of 10% of the net of incremental sales items (e.g. supplemental liability insurance) and 10% on collision damage waiver revenue. The Company and the Retailer have agreed to indemnify and hold each other harmless from any and all liability resulting from any of the Company’s activities or operations under the Retailer Agreement. Fees incurred with the Retailer were $501,446 and $701,178 for the nine months ended September 30, 2008 and 2007, respectively, and are included in operating costs in the accompanying statements of operations.

Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is currently operating under two forbearance agreements with its two significant lenders (see Notes 3 and 4) and is in default of other note agreements (see Notes 5 and 6). Subsequent to September 30, 2008, the Company also sold a substantial amount of its existing Vehicle fleet and is in negotiations with its primary debt holder to settle its loan amount (see Note 10). Also, as shown in the financial statements, during the nine months ended September 30, 2008 and 2007, the Company incurred net losses of $3,490,845 and $1,857,331, respectively, had a working capital deficit of $12,005,282 and an accumulated deficit of $11,901,497 as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continuation as a going concern is dependent on its ability to obtain additional financing to fund its operations, implement its business model, and ultimately, to attain profitable operations. During 2008, the Company received proceeds of $1,080,000 from the Bridge Loan (see Note 4), and subsequent to September 30, 2008, the Company received additional financing (see Note 10). The Company also intends to enter into additional financing transactions in 2008 to fund its operations. There can be no assurance, however, that these transactions will be consummated on terms favorable to the Company or at all.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying condensed consolidated unaudited financial information of EV Transportation, Inc. as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 has been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, such financial information includes all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the US Securities and Exchange Commission. These unaudited financial statements should be read in conjunction with our audited financial statements for the periods ended December 31, 2007 included in our Form 8-K filed on July 25, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of EV Transportation, Inc. and EV Rental Cars, LLC. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, collectibility of accounts receivable, valuation of common stock issuances and other stock-based compensation, derivative liabilities and deferred taxes, and useful lives and realizability of vehicles and property. Actual results may differ from these estimates under different assumptions or conditions.

Risks and Uncertainties

Credit Risk

The Company maintains its cash accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $100,000. At September 30, 2008, the Company did not have any balances which exceeded the insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to these deposits. In October 2008, the FDIC insurance limit increased to $250,000.

Insurance

The nature of the Company’s business exposes it to a certain degree of risk of liability. Of primary concern are accidents involving vehicles rented from the Company’s fleet, which exposes the Company to claims by customers or third parties for personal injury or property damage.

Retailer

The Company conducts its rental operations through the Retailer pursuant to the Retailer Agreement. In the event of the Company losing its relationship with the Retailer, the Company’s financial condition and results of operations could be adversely affected.

Government Regulations

The Company’s operations are subject to various federal, state and local laws, regulations, and controls including the leasing and sale of used cars, licensing, charge card operations, reservation policies, privacy and personal data protection, environmental protection, labor matters, insurance, prices, and advertising. The use of cars and other vehicles is subject to various governmental requirements designed to limit environmental damage, including those caused by emissions, discharge of gasoline, oil, and other waste materials. Environmental legislation, regulations, and related administrative policies have changed rapidly in recent years. There is a risk that governmental environmental requirements, or enforcement thereof, may become more stringent in the future and that the Company may be subject to legal proceedings brought by government agencies or private parties with respect to environmental matters.

Vehicle Suppliers

The Company’s Vehicles are purchased from three manufacturers. The availability of future Vehicles may be limited due to the significant demand and limited supply. Limited access to Vehicles or a loss of a supplier could have a material impact to the Company’s financial position, results of operations, or cash flows.

Vehicles and Property

Vehicles and property are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets of five years. Expenditures for maintenance and repairs are charged to expense as incurred; additions, renewals and betterments are capitalized.

At times, the Company sells Vehicles which are classified as property and equipment. The Company recognizes the net gain on these sales as a decrease of operating expenses in the accompanying statement of operations.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. The Company estimates the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. As of September 30, 2008 and December 31, 2007, the Company’s management believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s services will continue, which could result in an impairment of long-lived assets in the future.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivables accounts payable, accrued expenses, a vehicle line of credit, and various notes payable. The carrying value for all such instruments approximates fair value due either to the short-term nature of the instruments or the fact that prevailing interest rates are not substantially different from the Company’s borrowing rates.

Revenue Recognition

The Company recognizes revenues in accordance to the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104. The Company evaluates the criteria of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions.

The Company provides vehicle rentals to business and leisure travelers through the Retailer. Rental and rental-related revenue (including cost reimbursements from customers) from vehicle rentals are recognized over the period the vehicles are rented. The Company is reimbursed for certain operating expenses it incurs, including gasoline and vehicle licensing fees, and these amounts are recorded as contra-operating costs. In addition the Company sells vehicles used in the normal course of business when they reach a certain age and mileage. The Company recognizes any gain or loss from such sales upon the delivery of vehicles and is reported as operating income or expense in the accompanying statement of operations.

The Company recognizes sales incentives offered to customers as a reduction to rental revenues when the revenue is recognized in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Advertising

The Company advertises through various types of media and expenses advertising costs in selling, general, and administrative expenses as incurred. Advertising expense was approximately $93,000 and $18,000 for the nine months ended September 30, 2008 and 2007, respectively.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible debentures in July 2008 (see Note 4), the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three and nine months ended September 30, 2008, the Company recognized other expense of approximately $727,000 related to recording the derivative liability at fair value. At September 30, 2008, the derivative liability balance was approximately $739,000.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the three and nine months ended September 30, 2008: estimated life of two years, annual volatility of 71%, dividend yield of 0, and risk free interest rate of 2.41%.

Share Based Payment

The Company uses SFAS No. 123(R), Share Based Payment, to account for stock options issued to employees and consultants. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted or modified.

Under SFAS No. 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, the Company’s stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes, where deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (‘‘FIN 48’’), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of FIN 48 did not have any impact on the Company. The Company classifies interest and penalties as a component of general and administrative expenses. To date, there have been no interest or penalties assessed or paid.

At December 31, 2007, the Company had federal and state net operating loss carry forwards for tax reporting purposes available to offset future taxable income; federal and state net operating loss carry forwards expire through 2026. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three-year period. At December 31, 2007, the effect of such limitation, if imposed, has not been determined.

As a result of the merger, the operations of the Company are taxed at the corporate level as opposed to the personal level, therefore loss carryforwards applicable to the corporation differ from those reflected in the accompanying consolidated balance sheet.

Net loss per share

The net loss per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants and stock options are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

The Company had potentially dilutive shares excluded from the calculation of net loss per share for the three months ended September 30, 2008 and 200 of 4,301,188 (unaudited) and 192,391 (unaudited), respectively. Potentially dilutive shares excluded from the calculation of net loss per share for the nine months ended September 30, 2008 and 2007 amounted to 1,643,464 (unaudited) and 64,835 (unaudited), respectively.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company does not expect that this statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Therefore, we will delay application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities. The Company does not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning.

January 29, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non--controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have any significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending December 31, 2007. The adoption of SFAS No. 158 did not have any significant impact on the Company’s consolidated financial statements.

NOTE 2 - VEHICLES AND PROPERTY

Vehicles and property consist of the following at September 30, 2008 (unaudited) and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(unaudited)
Vehicles	$3,694,513	$8,388,157
Furniture and equipment	62,718	62,718
	3,757,231	8,450,875
Less: accumulated depreciation	(1,387,813)	(2,216,238)
	$2,369,418	$6,234,637

During the nine months ended September 30, 2008, the Company sold used vehicles with a net book value of $2,943,399 for gross proceeds of $3,587,785, all of which was remitted directly to Amalgamated to pay down the vehicle line of credit (see Note 3). The Company recognized a gain on the sale of used vehicles of $644,386 for the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company sold used vehicles with a net book value of $2,001,529 for gross proceeds of $2,083,211, $2,006,678 of which was remitted directly to Amalgamated to pay down the vehicle line of credit (see Note 3). The Company recognized a gain on sale of used vehicles of $81,682 for the nine months ended September 30, 2007.

Subsequent to September 30, 2008, the Company has sold the remaining vehicles secured by the Amalgamated vehicle line of credit (see Note 3) for a net gain.

NOTE 3 - VEHICLE LINE OF CREDIT

The Company executed a Revolving (Grid) Promissory Note in favor of Amalgamated Bank (“Amalgamated”) dated April 10, 2006, for the principal amount of $11,000,000, due and payable on May 31, 2007, bearing interest at Amalgamated’s amended base rate plus 0.75% per annum (8.0% at December 31, 2007 and 5.75% at September 30, 2008) (the “Amalgamated Note”). Borrowings under the Amalgamated Note are secured by substantially all of the Company’s assets (including all of the Company’s Vehicles) and are personally guaranteed by a stockholder of the Company in the amount of $2,000,000. Interest expense incurred by the Company related to the Amalgamated Note is recorded in vehicle interest in the accompanying statements of operations.

The Company defaulted on the Amalgamated Note and received a Notice of Default and Reservation of Rights letter from Amalgamated dated July 25, 2007. The Company has entered into a Third Forbearance Agreement with Amalgamated dated July 8, 2008 (the “Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, the Company is obligated to do the following:

a.

Sell 65 vehicles prior to the signing of the Forbearance Agreement, which has been completed. The Company has paid to Amalgamated the original capital cost of such 65 vehicles sold during this period from the proceeds of the vehicles and the proceeds of the Bridge Loan (the “First Liquidation Payments”), which has been completed;

b.

Sell all of its remaining rental vehicles in monthly increments by October 31, 2008 or sooner (the “Final Vehicle Liquidation Date”) with the net sales proceeds to be paid directly to Amalgamated (the “Second Liquidation Payments”). In addition, upon the sale of each remaining rental vehicle, the Company will pay to Amalgamated an amount equal to the original purchase price for such vehicle multiplied by .016, with this product multiplied by 12, and this product then multiplied by a fraction, the numerator of which is the number of days from February 8, 2008 through the date of the sale of such vehicle, and the denominator of 365 (the “Accumulated Depreciation”); provided, however, that the Accumulated Depreciation for each vehicle shall not be greater than the difference between the net sales proceeds and the original purchase price for such vehicle. Through the nine months ended September 30, 2008, sales proceeds of $3,587,785 have been remitted to Amalgamated;

c.

The Company shall seek additional financing for its business operations and to make acquisitions of other vehicle rental companies (the “New Financing”). The New Financing must be consummated no later than October 31, 2008. The Company shall make a total of $1,500,000 in cash payments to Amalgamated (the “Cash Payments”) as follows; (i) $300,000, which has been completed; and (ii) $1,200,000 out of the proceeds of the New Financing. As of December 19, 2008, the Company has not consummated the New Financing, nor has it paid the required $1,200,000 to Amalgamated;

d.

Make monthly payments of interest only on approximately $5,664,600 (the “Fleet Value”) of the Amalgamated Note from the date of the Forbearance Agreement until the later to occur of: (i) the Final Vehicle Liquidation Date (together with the Company’s payment of all proceeds of sales of its Vehicles and Deferred Interest Payments, or (ii) the New Financing (together with the Company’s payment of the $1,200,000 Cash Payment, Accumulated Depreciation and Deferred Interest Payments) (the “First Interest Payments”). Interest on the balance of the indebtedness in excess of the Fleet Value shall be deferred and shall be due and payable (without additional interest) upon the earlier of the closing of the New Financing or the Final Vehicle Liquidation Date (the “Deferred Interest Payment”). The Company will pay the Deferred Interest Payment out of the proceeds of the New Financing. Through September 30, 2008, the Company did not make any interest payments pursuant to this clause;

e.

On the Final Vehicle Liquidation Date, provided that EV Rentals has made the Cash Payments, the First Liquidation Payments, the Second Liquidation Payments, the First Interest Payments and the Deferred Interest Payment, Amalgamated has agreed to unconditionally and absolutely release the Company from all further liability under the Amalgamated Note, notwithstanding that there may be some indebtedness outstanding (the exact amount is undetermined at this time), and has agreed to release all liens and other security interests which it may then have in any of the Company’s assets or property. Thereafter, any indebtedness outstanding will become the sole obligation of the EV Rental’s former managing member. In connection with signing of the Forbearance Agreement, EV Rental’s former managing member has executed and delivered to Amalgamated a Stock Pledge and Security Agreement pursuant to which he has pledged to Amalgamated all of his shares of EV Transportation common stock. In connection with his obligation to pay the remaining indebtedness, EV Rental’s former managing member has entered into an agreement with the Company and Kingsdale Capital International, Inc. (“Kingsdale Capital”) whereby Kingsdale Capital agreed, on a “best efforts” basis to cause to be purchased by or for the accounts of third parties in exempt transactions, a number of shares pledged by EV Rental’s former managing member to Amalgamated under the Amalgamated Documents, so as to allow him to timely satisfy his obligations to Amalgamated. If EV Rental’s former managing member does not receive sufficient proceeds from the sale of all of his pledged shares, the Company agreed to loan any and all amounts as necessary to allow him to timely satisfy his obligations to Amalgamated. Any such loan will be secured by common stock owned by EV Rental’s former managing member. Further, EV Rental’s former managing member has agreed to indemnify the Company from any of his obligations to Amalgamated (as well as for any liability owing to Vineyard under the Vineyard Note), and has executed a pledge agreement covering all of the shares of common stock beneficially owned by him as security for such indemnification.

As of November 28, 2008, the Company had completed liquidation of its rental car fleet, as required under the Forbearance Agreement. Even though the Company has met this requirement of the Forbearance Agreement, the Company is still at risk of default for failure to comply with certain other requirements, as noted above. The Company is currently in negotiations with Amalgamated regarding finalizing a settlement of the Company’s debt (see Note 10).

NOTE 4 - CONVERTIBLE NOTES PAYABLE

Pursuant to the Company’s term sheet dated March 6, 2008 (the “Term Sheet”), the Company offered a minimum of $500,000 and a maximum of $2,000,000 of Unsecured Convertible Promissory Notes (the “Notes”) as part of a private placement (the “Bridge Loan”). Pursuant to the Term Sheet, the Notes automatically converted into units of EV Transportation’s securities (the “Units”) at the closing of the Merger, and the Notes became null and void. The Units consist of the following: (i) convertible debentures in a principal amount equivalent to the dollar principal amount of the Notes (the “Debentures”), and (ii) a common stock purchase warrant for every $2.00 of principal of Units (the “Warrants”) of the Company. The outstanding Debentures and unpaid interest may be converted into shares of the Company’s common stock at a conversion price equal to the lower of $1.50 per share or the fair market value of the Company’s common stock. The Debentures accrue interest at 10% per annum, all principal and unpaid interest is due on October 31, 2008, and the Company has the option to pay interest with cash or the Company’s common stock based on the defined conversion price. The Debentures have a prepayment penalty of 20% of the outstanding principal balance.

The Company raised $1,130,648 (including $45,000 raised through December 31, 2007 that was converted to the Notes, see Note 5, along with accrued interest of $5,648) in Bridge Loan financing as of the closing of the Merger. In addition, the Company issued 565,324 warrants upon the automatic conversion of the Notes into Units upon the closing of the Merger. The warrants have an exercise price of $0.75 per share, and have a contractual life of two years. The Company estimated the fair value of the conversion feature of the Debentures and the fair value of the Warrants to be $2,896, which was recorded as a debt discount and derivative liability (see Note 1) during the three months ended September 30, 2008, of which $2,172 was amortized as interest expense. As of September 30, 2008, the net book value of the Notes amounted to $1,129,924. Proceeds from the Bridge Loan were used for working capital, debt reduction, personnel and other expenses.

If the Company fails to pay the outstanding principal and accrued interest within 15 days of October 31, 2008, the Debentures will increase by an additional 50% and the maturity date will be extended for an additional six months. If the Company closes the New Financing (see Note 3) on or before October 31, 2008, the outstanding Debentures and unpaid interest will automatically convert into securities sold in the New Financing at a conversion price equal to 50% of the security offering price in the New Financing. No such financing occurred by October 31, 2008. The Company is currently in default on the Debentures, has not paid the required principal and interest and is in the process of negotiating a modification to the terms of the Debentures (see Note 10).

If the Company closes the New Financing (see Note 3) on or before October 31, 2008, the outstanding Debentures and unpaid interest will automatically convert into securities sold in the New Financing at a conversion price equal to 50% of the security offering price in the New Financing. The Company is currently in default on the Debentures, and is in the process of negotiating a modification to the terms of the Debentures.

NOTE 5 - NOTES PAYABLE

Notes payable consisted of the following at September 30, 2008 (unaudited) and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(unaudited)

Note payable to Vineyard Bank (“Vineyard”) dated January 16, 2006 bearing interest at prime rate per annum plus 2.5% (10.25% at September 30, 2008 and December
31, 2007), payable in monthly installments of principal and interest of $13,671 through January 2016 (the “Vineyard Note”). The Company is currently operating under a forbearance agreement (see below). Borrowings are secured by the
Company’s assets, a guaranty from the Small Business Administration (“SBA”) in the amount of $750,000, and a personal guaranty of EV Rental's former managing member, which is secured with a $1 million lien on EV Rental's former managing
member's residence.	$796,987	$887,096

Settlement payable to a vehicle manufacturer, which is currently in default and being disputed by the Company (see Note 8).	125,982	214,582

Notes payable to third parties with maturity dates prior to December 31, 2005 with interest rates from 10% to 14% per annum. The notes are currently past due and were collateralized by certain Company vehicles.	155,000	155,000

Notes payable to third parties with interest rate of 10%, maturing at various dates from June to August 2008. The notes were converted to the Bridge Loan (see Note 4).	-	45,000

Unsecured notes payable to third parties dated August 2, 2007 with maturity dates of August 2, 2008 with interest rates of 8% per annum, net of unamortized discount of $0 and $5,880 respectively. These amounts are currently past due.	150,000	144,120

Unsecured, non-interest bearing, amended notes payable to third parties dated April 8, 2008 and April 16, 2008, with maturity date the earlier of (i) the closing of the New Financing (see Note 3) or (ii) December 31, 2008.	342,000	-
	$1,569,969	$1,445,798

Vineyard executed a Forbearance Letter Agreement dated January 23, 2008 (the “Forbearance Letter Agreement”) pursuant to which Vineyard agreed to forbear from declaring a default under the Vineyard Note as a result of the Merger, Bridge Loan and New Financing so long as the Company does not default under the Vineyard Note, beyond any applicable notice and/or cure periods. Such forbearance will continue for a period of six months from the date of the closing of the Merger.

During that six-month period, the Company has agreed to submit to Vineyard such documentation and information as Vineyard may require evaluating whether Vineyard will allow the Vineyard Note to be assigned to and assumed by EV Transportation, and if so, on what terms. If Vineyard declines to allow such assignment and assumption on terms acceptable to the Company and EV Transportation, the Company will have a period of ninety days after receipt of notice from Vineyard that Vineyard has declared a default under the Vineyard note to pay off the entire amount owing under the Vineyard Note.

In April 2008, the Company entered into a reimbursement agreement letter with Quantum, whereby Quantum advanced $250,000 to Amalgamated in accordance with the Forbearance Agreement on behalf of the Company. The Company has agreed to reimburse Quantum out of the first amounts distributable from the escrow account upon the closing of the New Financing or December 31, 2008, whichever occurs earlier.

In April 2008, the Company entered into a reimbursement agreement with Kingsdale, whereby the Company agreed to reimburse Kingsdale for an advance of $92,000 that was made on behalf of the Company for accounting fees. The Company has agreed to reimburse Kingsdale with amounts distributable from the escrow account upon the closing of the Bridge Loan. The Company did not reimburse Kingsdale, and is currently in default on this agreement.

Warrants

In connection with the issuance of the unsecured notes payable of $150,000 dated August 2, 2007, the Company issued 299,999 warrants to purchase the Company's common stock. The warrants have a term of two years and are exercisable at $0.25 per share. The fair value of these warrants was computed to be $8,820, which was recorded as a debt discount and derivative liability (see Note 1). The warrants were valued using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 71%, fair market value of Company's common stock of $0.13, and a risk free interest rate of 4.59%. The debt discount has been fully amortized to interest expense as of September 30, 2008. During the nine months ended September 30, 2008 and 2007, the Company has record amortization expense of $5,880 and $735, respectively, relating to these warrants.

Termination and Release of Security Interest Agreement

KIC, Greg Suess, RP Capital, LLC and Sean Fitzpatrick (collectively, the “Secured Parties”) made a $150,000 bridge loan to the Company at interest rate of 8% per annum as evidenced by a series of Promissory Notes, each dated August 2, 2007 (collectively, the “Secured Party Notes”) (see Note 5). To secure the performance of the Company’s obligations under the Secured Party Notes, the Company executed and delivered a Security Agreement, dated August 2, 2007, for the benefit of the Secured Parties (the “Security Agreement”). Under the Security Agreement, the Company granted a security interest in certain property of the Company, defined as the “Collateral” in the Security Agreement, in order to secure the payment and performance of the Obligations (as such term is defined in the Security Agreement) of the Company to the Secured Parties. In February 2008, the Company entered into a Termination and Release of Security Interest Agreement entered with the Secured Parties, whereby the Secured Parties and the Company terminated the Security Agreement and the Secured Parties released any and all security interest in the Collateral.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

As of December 31, 2006, the Company executed a promissory note in favor of EV Rental’s former managing member for the principal amount of $275,423, due and payable on September 30, 2007, bearing interest at a rate of 10% per annum, and superseding two prior notes with EV Rental’s former managing member (the “Manager Note”). The outstanding principal and unpaid interest balance on the Manager Note was $275,423 as of June 30, 2008 and December 31, 2007. Pursuant to a Standby Creditor’s Agreement, dated January 16, 2006 (the “Standby Agreement”), between EV Rental’s former managing member and Vineyard, the Manager Note is subordinated to the Vineyard Note. Also, pursuant to the Forbearance Agreement (see Note 3), EV Rental’s former managing member pledged the Manager Note to Amalgamated as additional collateral for the guaranty provided by EV Rental’s former managing member under the Forbearance Agreement. The Manager Note is currently past due and EV Rental’s former managing member has agreed not to demand payment until all amounts owing to Amalgamated have been paid in full.The Company has notes payable to certain of its shareholders with past due maturity dates prior to December 31, 2005 totaling $188,159 with interest rates from 10% to 12% per annum. In March 2008, the Company entered into an additional note payable with a member totaling $50,000 at a 10% interest rate, which was paid to Amalgamated. This additional note was due on April 18, 2008 and the Company has agreed to repay this note with the proceeds from the Bridge Loan (see Note 4). The amounts were not repaid and are currently in default.

Total interest expense relating to notes payable to related parties amounted to $38,465 and $37,068 for the nine months ended September 30, 2008 and 2007, respectively. Total interest expense relating to notes payable to related parties amounted to $12,840 and $14,005 for the three months ended September 30, 2008 and 2007, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY TRANSACTIONS

Reverse Merger

On July 8, 2008, as more fully described in the Form 8-K filed July 25, 2008, the Company completed a merger with IMMS, Inc. (the “Merger”). Upon the closing of the Merger, each of the EV LLC Interests issued and outstanding were converted automatically into the right to receive a number of shares of Common Stock, equal to 0.18450163 shares of Common Stock for each 0.000001% of outstanding EV LLC Interests, or up to an aggregate of 18,450,163 shares of Common Stock, subject to the rights of the former members of EV Rental to exercise and perfect their dissenters’ rights under applicable provisions of California law to accept cash in lieu of shares of Common Stock.

The accompanying financial statements have been prepared showing the effect of the Merger in common stock shares for transactions and balances originally valued in LLC member interests retroactively for all periods presented.

New Fee Agreement with Baker & Hostetler

In January 2008, the Company entered into a new fee agreement with its legal counsel, Baker & Hostetler, LLP (“Baker”). The Company issued LLC membership interests equivalent to 1.626016% of EV Rental (300,000 shares of the Company after the Merger) valued at approximately $39,000 to Baker to satisfy certain legal expenses based on the terms of the Merger and related transactions (see Note 1). During the nine months ended September 30, 2008, the Company recorded the value of these services of $39,000 as an addition to stockholders’ equity and in selling, general, and administrative expenses in accompanying consolidated financial statements.

ROAR Agreement

On February 5, 2008, the Company entered into an agreement with ROAR, LLC (“ROAR”) to provide strategic marketing services for an initial term of one year. In exchange for past services rendered, the Company issued non-refundable membership interests in EV Rental equivalent to 2.981003% (550,000 shares of the Company after the Merger) valued at approximately $71,500 based on the terms of the Merger and related transactions (see Note 1). In addition, the Company agreed to reimburse ROAR for reasonable out-of-pocket expenses. During the nine months ended September 30, 2008, the Company recorded the value of these services of $71,500 as an addition to stockholders’ equity and in selling, general, and administrative expenses in accompanying consolidated financial statements. Effective with the close of the Merger, the Company issued equity interests to ROAR in exchange for the services rendered to the Company. As of July 9, 2008, the Company entered into a mutual termination agreement with ROAR to terminate the consulting agreement and release both parties from any and all actions, claims, or damages related to the consulting agreement.

Strategic Consulting Agreement

On February 11, 2008, the Company entered into a strategic consulting agreement to retain Kingsdale Capital International Inc. and its United States affiliate company, Kingsdale International Corp. (together, “Kingsdale”) as a market and strategic advisor to provide ongoing market-related advisory services to the Company (the “Strategic Consulting Agreement”). In consideration for past services rendered by Kingsdale to the Company from January 1, 2008 to February 11, 2008, the Company granted Kingsdale a 6.504008% membership interest in EV Rental (1,200,000 shares of the Company after the Merger) valued at approximately $156,000 based on the terms of the Merger and related transactions (see Note 1). For the nine months ended September 30, 2008, the Company has recorded the value of these services of $156,000 as an addition to stockholders’ equity and in selling, general, and administrative expenses in the accompanying consolidated financial statements. Effective with the close of the Merger, the Company issued equity interests to Kingsdale in exchange for the services rendered to the Company. As of July 9,

2008, the Company entered into a mutual termination agreement with Kingsdale to terminate the Strategic Consulting Agreement and release both parties from any and all actions, claims, or damages related to the consulting agreement.

Quantum Merchant Bankers, LLC Strategic Consulting Agreement

In September 2007, the Company entered into a Strategic Consulting Agreement with Quantum Merchant Bankers, LLC (“Quantum”) to provide strategic consulting services to Company. In exchange for past services rendered in 2007, the Company issued simultaneously with the closing of the Merger, non-refundable membership interests in equivalent to 10.840013% of EV Rental (2,000,000 shares of the Company after the Merger) valued at approximately $260,000 based on the terms of the Merger and related transactions. At December 31, 2007, the Company has recorded the value of these services of $260,000 in accounts payable and accrued expenses in the accompanying balance sheets. Effective with the close of the Merger, the Company issued equity interests to Quantum in exchange for the services rendered to the Company in 2007. As of July 9, 2008, the Company entered into a mutual termination agreement with Quantum to terminate the consulting agreement and release both parties from any and all actions, claims, or damages related to the consulting agreement.

AAI Agreement

In July 2008, the Company entered into a General Release and Membership Interest Issuance Agreement with Auto Acquisition Inc., a Delaware corporation (“AAI”) and Brian Wood (“Wood”), pursuant to which the Company issued membership interests to AAI equivalent to 8.130081% of EV Rental (1,500,000 shares of the Company after the Merger) valued at approximately $195,000 based on the terms of the Merger and related transactions, as consideration for: (i) the release of Wood by AAI from any and all of his obligations to AAI, including those obligations arising from Wood’s employment with AAI, and from any restrictions (contractual or otherwise) of Wood being employed by the Company, or any of its respective affiliates, (ii) Wood’s execution of an employment agreement with the Company (to be held in trust until the closing of the Merger), and (iii) the release of the Company by AAI for any and all claims regarding the Wood’s employment with the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation/Settlements

In March 2005, the Company and the managing member of the Company entered into a settlement agreement with a vehicle manufacturer (the “Vendor”) (the “Settlement Agreement”). Per the Settlement Agreement, the Company and the managing member agreed to pay $638,000 to the Vendor to settle a 2004 lawsuit between the parties. The Settlement Agreement allowed the Company to receive credits against the outstanding settlement balance for each vehicle purchased from the Vendor through August 15, 2006, the maturity date of the agreement. During the year ended December 31, 2006, the Company received credits of $99,482 (net of $120,518 of legal costs incurred by the Company) from the Vendor and recorded such amount as a reduction of the debt and a gain on legal settlements in the accompanying statement of operations. In October 2007, the Company commenced litigation with the Vendor in California Superior Court concerning the Vendor’s performance under the Settlement Agreement. Each party alleges that the other breached the settlement agreement, and each seeks damages against the other for the alleged breaches. The Company is currently in preliminary pre-trial stages and intends to vigorously defend itself. As of September 30, 2008 and December 31, 2007, the Company has recorded an accrued liability of $125,982 and $214,582, respectively, related to this settlement agreement (see Note 5). At September 30, 2008, the Company is in default of the Settlement Agreement for non-payment of the remaining settlement amount.

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of the ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

Indemnities and Guarantees

The Company has made certain indemnities and guarantees, under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain actions or transactions. The Company indemnifies its directors, officers, employees and agents, as permitted under the laws of the State of California. The duration of the guarantees and indemnities varies, and is generally tied to the life of the agreement. These guarantees and indemnities do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated nor incurred any payments for these obligations and, therefore, no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Employment Agreements

On July 9, 2008, the Company entered into a one-year consulting agreement with EV Rental’sformer managing member. Under the agreement, EV Rental’s former managing member will provide services to the Company as a consultant. The agreement provides for consulting fees of $10,000 per month.

On July 9, 2008, the Company entered into an Executive Services Agreement with R.I. Heller & Co., LLC, an entity controlled by William N. Plamondon (the “Executive Agreement”). Under the Executive Agreement, Mr. Plamondon will serve as the Company’s Chief Executive Officer and Chief Financial Officer. The Executive Agreement has an initial term of one year and will automatically renew for two one-year terms provided that it is not earlier terminated. The Executive Agreement provides for a base salary of $420,000 per year, a bonus of $100,000 after one year, and $100,000 after the Company receives two letters of intent for strategic acquisition of other companies.

Effective July 9, 2008, the Company approved a stock option grant to Mr. Plamondon to purchase up to 3,000,000 shares of the Company’s common stock at an exercise price of $0.33 per share. The options vest as follows: 1,000,000 options upon signing the Executive Agreement; 500,000 options on the six month anniversary of the Executive Agreement; 500,000 options on the first anniversary of the Executive Agreement; 500,000 options on the eighteen month anniversary of the Executive Agreement; and 500,000 options on the second anniversary of the Executive Agreement. If Mr. Plamondon leaves EV the Company within six months of the effective date of the Executive Agreement, 500,000 options shall be returned to the Company. The options have a two year contractual life. Effective November 30, 2008, Mr. Plamondon resigned his officer positions and thus forfeited 500,000 of the vested options and all remaining unvested options.

The total fair value of these options was computed to be $58,788, of which $28,839 was vested and recorded as part of selling, general and administrative expenses during the three and nine months ended September 30, 2008. The unvested portion of the stock options amounted to $29,949 as of September 30, 2008. These stock options were valued using the Black-Scholes pricing model with the following assumptions.

Nine Months
Ended
September 30,
2008

Expected life in years	2.0
Stock price volatility	71%
Risk free interest rate	2.41%
Expected dividends	None
Forfeiture rate	0%

The following summarized the stock option activity for the nine months ended September 30, 2008.

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Life	Intrinsic
	Options	Price	(Years)	Value

Outstanding at December 31, 2007	-	$-	-	$-
Granted	3,000,000	0.33	1.77	2,910,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Outstanding at September 30, 2008	3,000,000	0.33	1.77	2,910,000

Vested and expected to vest
at September 30, 2008	1,000,000	0.33	1.77	970,000

Exercisable at September 30, 2008	1,000,000	0.33	1.77	970,000

The weighted average grant fair value amounted to $0.02 per option.

NOTE 9 - RELATED PARTY TRANSACTIONS

At September 30, 2008 (unaudited) and December 31, 2007, the Company had advances to related parties of $0 and $28,900, respectively. These advances were non-interest bearing and due on demand.

The Company recorded compensation expense to EV Rental’s former managing member in connection with conducting the day-to-day business affairs of the Company in the amount of $149,641 and $313,717 for the nine months ended September 30, 2008 and 2007, respectively. In addition, the Company recorded compensation expense to a relative of EV Rental’s former managing member for performing day-to-day business activities that totaled $125,076 and $178,562 for the nine months ended September 30, 2008 and 2007, respectively. The Company has recorded this compensation expense to selling, general and administrative expense in the accompanying statements of operations.

NOTE 10 - SUBSEQUENT EVENTS

On October 5, 2008, the Company entered into a Loan and Security Agreement with Toyota Motor Credit Corporation in which the Company borrowed $750,000. The proceeds from this note payable, along with the proceeds from the $300,000 note from a shareholder below, were used to acquire a new fleet of 42 hybrid vehicles. The note is secured by these vehicles in the event of default by the Company.

On October 9, 2008, the Company entered into a Secured Promissory Note and Warrant Purchase Agreement with a shareholder. In connection with the agreement, the shareholder loaned the Company $300,000, earning interest at 10% per annum, with all unpaid principal and accrued interest payable on December 3, 2008. The proceeds from this note payable, along with the Toyota Motor Credit Corporation loan above were used to acquire a new fleet of 42 hybrid vehicles. The note is secured by these vehicles in the event of default by the Company. Also in connection with this agreement, the Company issued warrants to the shareholder to purchase up to 30,227,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The warrants are only exercisable in the event that the Company defaults on the loan. On December 11, 2008, the Company received a notice of default from the noteholder. The Company has 90 days to satisfy its obligations to the noteholder, otherwise the noteholder may exercise the warrants and take control of the Company. At this time, the Company does not have enough authorized shares to satisfy the exercise of these warrants.

On October 31, 2008, the Company defaulted on its Notes (see Note 4). It also failed to repay the principal and interest by fifteen days after the due date, so the principal on the Notes increased by 50%. As the modification exceeds 10% of the original Notes' principal balance, and therefore represents substantially different terms from the original Notes, then in accordance with Emerging Issues Task Force Issue No. 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Intstruments, this modification will be treated as an extinguishment of the original Notes. As a result, the Company will recognize a loss for the difference between the principal on the original Notes and the new principal resulting from this default.

As of November 28, 2008, the Company had completed liquidation of that portion of the rental car fleet and remittance of the related sales proceeds to Amalgamated subject to the Forbearance Agreement. Even though the Company has met this requirement of the Forbearance Agreement, the Company is still at risk of default for failure to comply with certain other requirements. The Company is currently in negotiations with Amalgamated regarding finalizing a settlement of the Company’s vehicle line of credit.

Effective November 30, 2008, Bill Plamondon (Chief Executive Officer and Chief Financial Officer), Erin Davis (Secretary), and Paul Christensen (Vice President) resigned from their positions as officers of the Company.

Effective upon the resignation of his predecessors, Larry J. Pink was appointed Chief Executive Officer and Chief Financial Officer of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements in this Quarterly Report on Form 10-Q (this “Report”), are “forward-looking statements.” These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of EV Transportation, Inc., a Nevada corporation (“EV Transportation”), and/or EV Rental Cars, LLC, a California limited liability company (“EV Rental”) (EV Transportation and EV Rental are referred to collectively in this Report as “we,” “us,” “our” or the “registrant”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission (the “Commission”), reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors that are discussed under the section entitled “Risk Factors,” in this Report and on our Form 8-K filed July 25, 2008.

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operations for the three and nine month periods ended September 30, 2008 and changes in our consolidated financial condition from our year ended December 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Form 8-K filed July 25, 2008.

Overview

We entered into an Agreement and Plan of Merger, dated July 8, 2008 (the “Merger Agreement”), by and among EV Transportation, Inc. (formerly IMMS, Inc.), IMMS Acquisition LLC, a California limited liability company and a wholly-owned subsidiary of EV Transportation, Inc. (“Merger Sub”), and EV Rental. Pursuant to the Merger Agreement, Merger Sub merged into EV Rental, with EV Rental being the surviving entity (the “Merger”).

As a result of the Merger, EV Rental became EV Transportation, Inc.’s wholly-owned subsidiary. Upon the closing of the Merger, each of the limited liability company membership interests of EV Rental (the “EV LLC Interests”) issued and outstanding were converted automatically into the right to receive a number of shares of EV Transportation, Inc. common stock, par value $0.001 per share (the “Common Stock”), equal to 0.18450163 shares of Common Stock for each 0.000001% of outstanding EV LLC Interests, or up to an aggregate of 18,450,163 shares of Common Stock, subject to the rights of the former members of EV Rental to exercise and perfect their dissenters’ rights under applicable provisions of California law to accept cash in lieu of shares of Common Stock. The securities were issued pursuant to an exemption from registration under Rule 505 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”).

Following the closing of the Merger, our business primarily consists of car rentals and, to a lesser degree, a pre-owned car sales program. Currently, we only rent hybrid electric and low-emissions vehicles in the compact, full-size, and sport-utility vehicle classes. We rent cars on daily, multi-day, weekly and monthly bases. Our primary source of revenue consists of “base time and mileage” car rental fees. Our practice, however, is to allow customers unlimited mileage for their rentals, no matter the duration of their rental period. Thus, all of our rental fees are generated based on the length of the rental period, not on the number of miles customers travel. We also charge an additional fee for one-way rentals to and from specific locations. In addition to rental fees, we sell other optional products to our customers, such as collision or loss damage waivers, supplemental liability insurance, personal effects coverage and gasoline.

Customers can make rental reservations via our website www.evrental.com, the Fox Rent-a-Car, Inc. (“Fox”) website, www.foxrentacar.com, at the rental counter at any of our locations, by phone (1-877-EVRENTAL), through several online travel websites that partner with Fox (www.expedia.com, www.orbitz.com), or through a corporate account program in place with their employers.

On July 25, 2007, the Company defaulted on its Revolving Promissory Note in favor of Amalgamated Bank. Then, on July 8, 2008, the Company executed a Forebearance Agreement with Amalgamated in which it agreed to sell its entire fleet of cars and Amalgamated would receive the proceeds of those car sales. As of November 28, 2008, all of that fleet of cars was sold and the proceeds were given to Amalgamated.

On October 9, 2008, the Company obtained financing of $1,050,000 from Toyota Motor Credit Corporation and a shareholder. It used these funds to purchase 42 new cars which it is now renting in the same way it used to rent the original fleet that was sold for the benefit of Amalgamated.

As of November 28, 2008, the Company had completed liquidation of that portion of the rental car fleet subject to the Forbearance Agreement. Even though the Company has met this requirement of the Forbearance Agreement, the Company is still at risk of default for failure to comply with certain other requirements. The Company is currently in negotiations with Amalgamated regarding finalizing a settlement of the Company’s vehicle line of credit.

Effective November 30, 2008, Bill Plamondon (Chief Executive Officer and Chief Financial Officer), Erin Davis (Secretary), and Paul Christensen (Vice President) resigned from their positions as officers of the Company. Effective December 22, 2008, Larry J. Pink was appointed Chief Executive Officer and Chief Financial Officer of the Company.

Effective upon the resignation of his predecessors, Larry J. Pink was appointed Chief Executive Officer and Chief Financial Officer of the Company.

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

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Quarter Ended September 30, 2007

The following is a comparison of the results of operations for the Company for the three months ended September 30, 2008 and 2007.

	Three Months Ended
	September 30,
	2008	2007	$ Change	% Change

Net rental revenues	$621,116	$948,106	$(326,990)	-34.5%

Operating expenses
Operating costs	293,305	418,222	(124,917)	-29.9%
Vehicle depreciation	155,052	485,801	(330,749)	-68.1%
Selling, general and administrative	1,076,574	408,763	667,811	163.4%
Vehicle interest	162,141	239,656	(77,515)	-32.3%
Gain on sale of used vehicles, net	(224,656)	(17,819)	(206,837)	1160.8%
Total operating expenses	1,462,416	1,534,623	(72,207)	-4.7%
Loss from operations	(841,300)	(586,517)	(254,783)	43.4%
Interest expense, net	75,390	28,436	46,954	165.1%
Change in value of derivatives	726,839	-	726,839	100.0%
Loss from operations before income taxes	(1,643,529)	(614,953)	(1,028,576)	167.3%
Income tax expense	-	-	-	0.0%
Net loss	$(1,643,529)	$(614,953)	$(1,028,576)	167.3%

Net Rental Revenues.

Net rental revenues for the three months ended September 30, 2008 declined by $326,990 to $621,116 from $948,106 in 2007. Net rental revenues primarily relate to our arrangement with Fox under the Fox Agreement. Net rental revenues primarily consist of car rental revenues and other related revenues, such as insurance coverage and fuel. The decline resulted primarily from reducing the size of the fleet and experiencing lower daily rental rates in 2008. As an integral component of our discussions with our senior secured lender, Amalgamated Bank, and the resulting Forbearance Agreement we were required to reduce the size of our fleet in 2008.

Operating Expenses.

Operating expenses decreased by $72,207 in the three months ended September 30, 2008 as compared to 2007 due to the following.

Operating costs decreased by $124,917 in the three months ended September 30, 2008 as compared to 2007. Operating costs primarily consist of fees and reimbursement of costs payable to Fox under the Fox Agreement, maintenance and insurance costs, travel agency commissions, airport concession fees related to our locations and reservation fees. Operating costs decreased in 2008 primarily as a result of decreases in amounts payable under the

Fox Agreement due to the decline in rental revenues, as well as decreases in insurance expenses and maintenance expenses as a result of reducing the size of our rental fleet.

Vehicle depreciation decreased by $330,749 in the three months ended September 30, 2008 as compared to 2007 as the result of reducing the size of the rental fleet.

Vehicle interest relates to interest payments to our lender under our line of credit. Vehicle interest declined by $77,515 to $162,141 in the three months ended September 30, 2008 as compared to 2007 of $239,656, primarily due to the decline in the vehicle line of credit of approximately $4,127,000 from December 31, 2007 to September 30, 2008.

Selling, general and administrative expenses increased by $667,811 in the three months ended September 30, 2008 as compared to 2007. Selling, general and administrative expenses increased primarily as a result of increases in professional expenses associated with the reorganization between EV Transportation, Inc. and EV Rental, the completion of our financings and negotiations with our creditors, compensation to consultants and employees and interest and service charges payable to our lenders, offset by decreases in compensation expense to certain members of EV Rental prior to the completion of the reorganization and travel and entertainment expenses.

Gains on the sale of used vehicles increased by $206,837 in the three months ended September 30, 2008 as compared to 2007. As discussed previously, we were required by our senior secured lender to reduce the size of our fleet. As a result, we sold more vehicles in 2008 than in 2007.

Interest Expense.

Interest expense consisted of non-vehicle related interest expense. Interest expense increased by $46,954 during the three months ended September 30, 2008 as compared to the $28,436 incurred during the three months ended September 30, 2007. The increase in the interest expense is due to an increase in debt of approximately $1,289,000 from December 31, 2007 to September 30, 2008 primarily due to the convertible notes payable issued in July 2008.

Change in Value of Derivatives

In connection with the issuance of certain convertible debentures in July 2008, the Company recorded a derivative liability related to the variable nature of the conversion price of those debentures. This derivative liability is valued at each reporting date, and any change in its value is recorded in the statement of operations. Originally, the derivative liability had a value of approximately $12,000. When it was re-valued at September 30, 2008, the new value was approximately $739,000, so the difference of $726,839 was recorded as an expense in the Company’s financial statements.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

The following is a comparison of the results of operations for the Company for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended
	September 30,
	2008	2007	$	Change	% Change

Net rental revenues	$2,145,123	$2,953,832		$(808,709)	-27.4%

Operating expenses
Operating costs	1,100,488	1,423,694		(323,206)	-22.7%
Vehicle depreciation	921,820	1,409,805		(487,985)	-34.6%
Selling, general and administrative	2,879,837	1,173,473		1,706,364	145.4%
Vehicle interest	471,425	746,401		(274,976)	-36.8%
Gain on sale of used vehicles, net	(644,386)	(81,682)		(562,704)	688.9%
Total operating expenses	4,729,184	4,671,691		57,493	1.2%
Loss from operations	(2,584,061)	(1,717,859)		(866,202)	50.4%
Interest expense, net	171,545	131,745		39,800	30.2%
Change in value of derivatives	726,839	-		726,839	100.0%
Loss from operations before income taxes	(3,482,445)	(1,849,604)		(1,632,841)	88.3%
Income tax expense	8,400	7,727		673	8.7%
Net loss	$(3,490,845)	$(1,857,331)		$(1,633,514)	87.9%

Net Rental Revenues.

Net rental revenues for the nine months ended September 30, 2008 declined by $808,709 to $2,145,123 from $2,953,832 in 2007. Net rental revenues primarily relate to our arrangement with Fox under the Fox Agreement. Net rental revenues primarily consist of car rental revenues and other related revenues, such as insurance coverage and fuel. The decline resulted primarily from reducing the size of the fleet during the second quarter of 2008 and experiencing lower daily rental rates in 2008. As an integral component of our discussions with our senior secured lender, Amalgamated Bank, and the resulting Forbearance Agreement we were required to reduce the size of our fleet in 2008.

Operating Expenses.

Operating expenses increased by $57,493 in the nine months ended September 30, 2008 as compared to 2007 due to the following.

Operating costs decreased by $323,206 in the nine months ended September 30, 2008 as compared to 2007. Operating costs primarily consist of fees and reimbursement of costs payable to Fox under the Fox Agreement, maintenance and insurance costs, travel agency commissions, airport concession fees related to our locations and reservation fees. Operating costs decreased in 2008 primarily as a result of decreases in amounts payable under the Fox Agreement due to the decline in rental revenues, as well as decreases in insurance expenses and maintenance expenses as a result of reducing the size of our rental fleet.

Vehicle depreciation decreased by $487,985 in the nine months ended September 30, 2008 as compared to 2007 as the result of reducing the size of the rental fleet.

Selling, general and administrative expenses increased by $1,706,364 in the nine months ended September 30, 2008 as compared to 2007. Selling, general and administrative expenses increased primarily as a result of increases in professional expenses associated with the reorganization between EV Transportation, Inc. and EV Rental, the completion of our financings and negotiations with our creditors, compensation to consultants and employees and interest and service charges payable to our lenders, offset by decreases in compensation expense to certain members of EV Rental prior to the completion of the reorganization and travel and entertainment expenses.

Vehicle interest relates to interest payments to our lender under our line of credit. Vehicle interest declined by $274,976 to $471,425 in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 of $746,401, primarily due to the decline in the vehicle line of credit of approximately $4,127,000 from December 31, 2007 to September 30, 2008.

Gain on the sale of used vehicles increased by $562,704 in nine months ended September 30, 2008 as compared to 2007. As discussed previously, we were required by our senior secured lender to reduce the size of our fleet. As a result, we sold more vehicles in 2008 than in 2007.

Interest expense

Interest expense consisted of non-vehicle related interest expense. Interest expense increased by $39,800 during the nine months ended September 30, 2008 as compared to the $131,745 incurred during the nine months ended September 30, 2007. The increase in the interest expense is due to an increase in debt of approximately $1,289,000 from December 31, 2007 to September 30, 2008 primarily due to the convertible notes payable issued in July 2008.

Change in Value of Derivatives

In connection with the issuance of certain convertible debentures in July 2008, the Company recorded a derivative liability related to the variable nature of the conversion price of those debentures. This derivative liability is valued at each reporting date, and any change in its value is recorded in the statement of operations. Originally, the derivative liability had a value of approximately $12,000. When it was re-valued at September 30, 2008, the new value was approximately $739,000, so the difference of $726,839 was recorded as an expense in the Company’s financial statements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, among others, collectibility of accounts receivable, valuation of common stock issuance and other stock-based compensation, warrants, derivative liabilities and deferred taxes, and useful lives and realizability of vehicles and property, as well as claims and contingencies arising out of litigation or other transactions that occur in the normal course of business. The following summarizes our most significant accounting and reporting policies and practices:

Vehicles and Property. Vehicles and property are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the related assets of five years. Expenditures for maintenance and repairs are charged to expense as incurred; additions, renewals and betterments are capitalized. At times, we sell rental vehicles which are classified as property and equipment. We recognize the net (gain) loss on these sales as a decrease (increase) of operating expenses in the statement of operations included in our consolidated financial statements.

Impairment of Long-Lived Assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets for impairment whenever events or change in circumstances indicate that such carrying values may not be recoverable. We estimate the future undiscounted cash flows derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may not be recoverable. An impairment loss is recognized when the undiscounted future cash flows are less than its carrying amount. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Management believes there is no impairment of our long-lived assets. There can be no assurance however, that market conditions will not change or demand for our services will continue, which could result in an impairment of long- lived assets in the future.

Revenue Recognition. We recognize revenues in accordance to the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition, as amended by SAB 104. We evaluate the criteria of the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining whether it is appropriate to record the gross amount of revenue and related costs or the net amount earned as commissions.

We provide vehicle rentals to business and leisure travelers through Fox. Rental and rental-related revenue (including cost reimbursements from customers) from vehicle rentals are recognized over the period the vehicles are rented. We are reimbursed for certain operating expenses we incur, including gasoline and vehicle licensing fees. In addition, we sell vehicles used in the normal course of business when they reach a certain age and mileage. We recognize any gain or loss from such sales upon the delivery of vehicles and is reported as operating income or expense in the accompanying statement of operations.

We recognize sales incentives offered to customers as a reduction to rental revenues when the revenue is recognized in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Share Based Payment. The Company uses SFAS No. 123(R), Share Based Payment, to account for stock options issued to employees and consultants. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted or modified.

Under SFAS No. 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model.

Equity interests in the form of warrants or shares are also recorded at their fair value. If these interests are given in satisfaction of a prior liability, the difference between the liability and the fair value of the equity interest is recorded as a gain or loss on settlement of debt.

Accounting for Derivative Instruments

In connection with the issuance of certain convertible debentures in July 2008, the debentures provided for a conversion of the debentures into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the debenture agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, as a result of entering into the debenture agreements, the Company was required to classify all other non-employee options and warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

During the three and nine months ended September 30, 2008, the Company recognized other expense of approximately $727,000 related to recording the derivative liability at fair value. At September 30, 2008, the derivative liability balance was approximately $739,000.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions for the three and nine months ended September 30, 2008: estimated life of two years, annual volatility of 71%, dividend yield of 0, and risk free interest rate of 2.41%.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through lines of credit and other lending facilities and revenues from our business.

As of September 30, 2008, we had an accumulated deficit of $11,901,497 and a working capital deficit of $12,005,282. Our working capital deficit was primarily attributable to our continuing operating losses and negative cash flow. Cash and cash equivalents were $48,016 as of September 30, 2008. Vehicles and property decreased to $2,369,418 as of September 30, 2008 from $6,234,637 as of December 31, 2007, primarily as a result of depreciation expense and the reduction of the fleet during 2008.

During the nine months ended September 30, 2008, we used $622,616 of cash from operating activities. For the nine months ended September 30, 2008, we incurred net losses of $3,490,845.

Effective November 30, 2008, Bill Plamondon (Chief Executive Officer and Chief Financial Officer), Erin Davis (Secretary), and Paul Christensen (Vice President) resigned from their positions as officers of the Company. Effective upon those resignations, Larry J. Pink was appointed Chief Executive Officer and Chief Financial Officer of the Company.

The Company is currently operating under two forbearance agreements with its two significant lenders and is in default of other note agreements.

For these reasons and others set forth below, the report of our auditor accompanying our December 31, 2007 consolidated financial statements, filed previously, include a statement that these factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will be dependent on our ability to obtain additional financing to fund our operations, implement our business model, and ultimately, to attain profitable operations.

As of September 30, 2008 we had outstanding borrowings of $5,555,331 under our vehicle line of credit, $2,699,120 in accounts payable and accrued expenses, and $3,213,475 of notes payable, including $513,582 to our principal owners, directors and officers. As of December 31, 2007, we had outstanding borrowings of $9,682,731 under our line of credit, $1,689,091 in accounts payable and accrued expenses, and $1,909,380 of notes payable, including $463,582 to our principal owners, directors and officers. The following summarizes our material lending arrangements with our lenders and creditors.

Loan with Vineyard Bank

EV Rental has executed a promissory note in favor of Vineyard Bank (“Vineyard”), dated January 16, 2006, for the principal amount of $1,000,000, due and payable January 16, 2016, bearing interest at the prime rate plus 2.50% (the “Vineyard Note”). The loan made by Vineyard, a Small Business Association (“SBA”) loan, is secured by EV Rental’s assets. Vineyard has a first priority security interest in such assets. In addition, Mr. Pink has personally guaranteed payment of the Vineyard Note. Laurie Pink, the wife of Mr. Pink, executed a personal guaranty limited to her community property interest in the collateral pledged to secure her guaranty. Mr. and Mrs. Pink have executed a deed of trust on their personal residence as collateral for each guaranty. As of September 30, 2008, there was due and owing to Vineyard under the Vineyard Note the principal sum of $796,987.

Pursuant to a letter dated January 23, 2008, signed by Vineyard (the “Vineyard Letter”), and approved of by the SBA, Vineyard has agreed to forbear from declaring a default under the Vineyard Note as a result of the change of control in EV Rental arising from the Merger, the Bridge Loan and a future contemplated financing so long as EV Rental does not default under the Vineyard Note, beyond any applicable notice and/or cure periods. Such forbearance will continue for a period of six months from July 8, 2008, the date of the closing of the Merger. During that six month period, EV Rental has agreed to submit to Vineyard such documentation and information as Vineyard may require to evaluate whether Vineyard will consent to the Merger. If Vineyard declines to consent to the Merger, EV Rental will have a period of 90 days after receipt of notice from Vineyard that Vineyard has declared a default under the Vineyard Note to pay off the entire amount owing under the Vineyard Note.

Loan with Amalgamated Bank

The Company executed a Revolving (Grid) Promissory Note in favor of Amalgamated Bank (“Amalgamated”) dated April 10, 2006, for the principal amount of $11,000,000, due and payable on May 31, 2007, bearing interest at Amalgamated’s amended base rate plus 0.75% per annum (8.0% at December 31, 2007 and 5.75% at September 30, 2008) (the “Amalgamated Note”). Borrowings under the Amalgamated Note are secured by substantially all of the Company’s assets (including all of the Company’s Vehicles) and are personally guaranteed by a stockholder of the Company in the amount of $2,000,000. Interest expense incurred by the Company related to the Amalgamated Note is recorded in vehicle interest in the accompanying statements of operations.

The Company defaulted on the Amalgamated Note and received a Notice of Default and Reservation of Rights letter from Amalgamated dated July 25, 2007. The Company has entered into a Third Forbearance Agreement with Amalgamated dated July 8, 2008 (the “Forbearance Agreement”). Pursuant to the terms of the Forbearance Agreement, the Company is obligated to do the following:

a.

Sell 65 vehicles prior to the signing of the Forbearance Agreement, which has been completed. The Company has paid to Amalgamated the original capital cost of such 65 vehicles sold during this period from the proceeds of the vehicles and the proceeds of the Bridge Loan (the “First Liquidation Payments”), which has been completed;

b.

Sell all of its remaining rental vehicles in monthly increments by October 31, 2008 or sooner (the “Final Vehicle Liquidation Date”) with the net sales proceeds to be paid directly to Amalgamated (the “Second Liquidation Payments”). In addition, upon the sale of each remaining rental vehicle, the Company will pay to Amalgamated an amount equal to the original purchase price for such vehicle multiplied by .016, with this product multiplied by 12, and this product then multiplied by a fraction, the numerator of which is the number of days from February 8, 2008 through the date of the sale of such vehicle, and the denominator of 365 (the “Accumulated Depreciation”); provided, however, that the Accumulated Depreciation for each vehicle shall not be greater than the difference between the net sales proceeds and the original purchase price for such vehicle. Through the nine months ended September 30, 2008, sales proceeds of $3,587,784 have been remitted to Amalgamated;

c.

The Company shall seek additional financing for its business operations and to make acquisitions of other vehicle rental companies (the “New Financing”). The New Financing must be consummated no later than October 31, 2008. The Company shall make a total of $1,500,000 in cash payments to Amalgamated (the “Cash Payments”) as follows; (i) $300,000, which has been completed; and (ii) $1,200,000 out of the proceeds of the New Financing. As of December 19, 2008, the Company has not consummated the New Financing, nor has it paid the required $1,200,000 to Amalgamated;

d.

Make monthly payments of interest only on approximately $5,664,600 (the “Fleet Value”) of the Amalgamated Note from the date of the Forbearance Agreement until the later to occur of: (i) the Final Vehicle Liquidation Date (together with the Company’s payment of all proceeds of sales of its Vehicles and Deferred Interest Payments, or (ii) the New Financing (together with the Company’s payment of the $1,200,000 Cash Payment, Accumulated Depreciation and Deferred Interest Payments) (the “First Interest Payments”). Interest on the balance of the indebtedness in excess of the Fleet Value shall be deferred and shall be due and payable (without additional interest) upon the earlier of the closing of the New Financing or the Final Vehicle Liquidation Date (the “Deferred Interest Payment”). The Company will pay the Deferred Interest Payment out of the proceeds of the New Financing. Through September 30, 2008, the Company did not make any interest payments pursuant to this clause;

e.

On the Final Vehicle Liquidation Date, provided that EV Rentals has made the Cash Payments, the First Liquidation Payments, the Second Liquidation Payments, the First Interest Payments and the Deferred Interest Payment, Amalgamated has agreed to unconditionally and absolutely release the Company from all further liability under the Amalgamated Note, notwithstanding that there may be some indebtedness outstanding (the exact amount is undetermined at this time), and has agreed to release all liens and other security interests which it may then have in any of the Company’s assets or property. Thereafter, any indebtedness outstanding will become the sole obligation of EV Rental’s former managing member. In connection with signing of the Forbearance Agreement, EV Rental’s former managing member has executed and delivered to Amalgamated a Stock Pledge and Security Agreement pursuant to which he has pledged to Amalgamated all of his shares of EV Transportation common stock. In connection with his obligation to pay the remaining indebtedness, EV Rental’s former managing member has entered into an agreement with the Company and Kingsdale Capital International, Inc. (“Kingsdale Capital”) whereby Kingsdale Capital agreed, on a “best efforts” basis to cause to be purchased by or for the accounts of third parties in exempt transactions, a number of shares pledged by EV Rental’s former managing member to Amalgamated under the Amalgamated Documents, so as to allow him to timely satisfy his obligations to Amalgamated. If EV Rental’s former managing member does not receive sufficient proceeds from the sale of all of his pledged shares, the Company agreed to loan any and all amounts as necessary to allow him to timely satisfy his obligations to Amalgamated. Any such loan will be secured of common stock owned by EV Rental’s former managing member. Further, EV Rental’s former managing member has agreed to indemnify the Company from any of his obligations to Amalgamated (as well as for any liability owing to Vineyard under the Vineyard Note), and has executed a pledge agreement covering all of the shares of common stock beneficially owned by him as security for such indemnification.

As of November 28, 2008, the Company had completed liquidation of its rental car fleet and remittance of the related sales proceeds to Amalgamated, as required under the Forbearance Agreement. Even though the Company has met this requirement of the Forbearance Agreement, the Company is still at risk of default for failure to comply with certain other requirements, as noted above. The Company is currently in negotiations with Amalgamated regarding finalizing a settlement of the Company’s debt.

Indemnification Agreement

EV Rental has entered into an indemnification agreement with Mr. Pink, dated May 9, 2008 (the “Indemnification Agreement”), pursuant to which Mr. Pink agreed to indemnify us for any liability owing to Vineyard under the Vineyard Note that exists as of July 8, 2008 and for any liability owing to Amalgamated under the Forbearance Agreement for the payment of accumulated depreciation (as such term is defined in the Forbearance Agreement), except with respect to the first 55 vehicles sold after the effective date of the Forbearance Agreement. However, no repayment by Mr. Pink is required or permitted prior to the payment in full of the indebtedness due to Amalgamated under the Amalgamated Note and Forbearance Agreement and the final release by Amalgamated of the lien created on the shares of Common Stock pledged by Mr. Pink under the Pledge Agreement. In addition, after such release by Amalgamated, Mr. Pink has executed a pledge agreement covering all of the shares of Common Stock beneficially owned by him as security for such indemnification.

Bridge Loan

Simultaneously with the closing of the Merger, EV Rental completed a bridge loan, which was assumed by EV Transportation, Inc., on July 8, 2008, with various investors (the “Bridge Loan”), pursuant to which we issued 1,130,648 units of our securities (the “Units”), which consisted of the following: (i) $1,130,648 principal amount of our unsecured convertible debentures (the “Convertible Debentures”), and (ii) common stock purchase warrants exercisable into up to an aggregate of 565,324 shares of Common Stock (the “Bridge Warrants”). The securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act.

The Convertible Debentures are due and payable on October 31, 2008, and accrue interest at 10% per annum. The interest on the Convertible Debentures may be paid, at our option, in cash or in shares of Common Stock. We may prepay the Convertible Debentures at any time prior to the maturity date, in whole or in part, on 15 days prior written notice to purchasers, provided that we must pay a 20% premium on the outstanding principal amount in the case of such prepayment. Following the maturity date, we have 15 days to pay the outstanding principal amount of the Convertible Debentures, together with all accrued and unpaid interest. In the event we fail to make such payment, the principal amount of the Convertible Debentures will increase by an additional 50% and the term of the Convertible Debentures will automatically be extended for an additional six months from the maturity date. During any such extension period, the interest rate on the Convertible Debentures will remain the same at the new principal amount. Any attempted prepayment of the Convertible Debentures during any such extension period, except in limited circumstances, will not be subject to the 20% premium referenced above.

The Convertible Debentures have an automatic conversion feature. If we close an equity financing (the “Next Equity Financing”), including debt convertible into equity or any other equity security (the “Next Equity Securities”), on or before the date the Convertible Debentures become due and payable, including any extension thereof, the principal amount of the Convertible Debentures, plus all accrued and unpaid interest, will automatically convert into the Next Equity Securities. The conversion price of the Convertible Debentures will be equal to 50% of the price of the Next Equity Securities sold in the Next Equity Financing.

The Convertible Debentures also have a voluntary conversion feature. At any time prior to or after the date the Convertible Debentures become due and payable, including any extension thereof, the holders of the Convertible Debentures may voluntarily convert the principal amount of the Convertible Debentures, plus all accrued and unpaid interest, into shares of Common Stock, provided that the holders give us at least three business days written notice. The number of shares of Common Stock into which the Convertible Debentures may be converted will be determined by dividing the aggregate principal amount, plus all accrued and unpaid interest, by the “Conversion Price” in effect at the time of such conversion. The Conversion Price will be the lesser of: (i) $1.50 per share; or (ii) the fair market value of our Common Stock on the date immediately preceding the date of receipt by us of the holder’s conversion notice. We have the right, prior to the expiration of the three day written notice period, to prepay any Convertible Debentures with respect to any amount which shall be the subject of an attempted conversion, provided that we will be required to pay a 20% premium on the outstanding principal amount in the case of such prepayment.

Each Bridge Warrant entitles the holder to purchase one share of Common Stock. The Bridge Warrants have an exercise price of $0.75 per share and are exercisable for a term of five years from the date of issuance. The Bridge Warrants also carry a cashless exchange provision. Holders cannot exercise any of the Bridge Warrants prior to six months from the date of issuance. Holders cannot effect a “net” exercise of the Bridge Warrants prior to nine months from the date of issuance. Holders cannot effect a “net” exercise of the Bridge Warrants at any time if on the date of exercise the resale of the underlying shares of Common Stock by the holder has been registered under the Securities Act pursuant to an effective registration statement.

At our election, we may force the Bridge Warrants to be exercised if: (i) there is an effective registration statement that registers shares of Common Stock underlying the Bridge Warrants; (ii) the average market price of our stock over a 30 day period is trading at a 100% premium to the exercise price of the Bridge Warrants; and (iii) the average trading volume on a daily basis during the same 30 day period is equal to or greater than 15% of the total amount of Bridge Warrants being forced to exercise. In any event, only 25% of the total outstanding Bridge Warrants can be forced to convert in any 30 day period.

The shares of Common Stock underlying the Convertible Debentures and the Bridge Warrants have “piggyback” registration rights.

Prior to the closing of the Bridge Loan, we had sold $125,000 principal amount of unsecured promissory notes to nine investors. These notes accrued interest at a rate of 10% per annum and all principal and unpaid interest was to be due and payable in one installment of six months from the date of each note. However, purchasers of these notes had the option of electing to convert the principal and all accrued and unpaid interest owing on their notes into an equivalent amount of Units in connection with the Bridge Loan. Prior to the closing of the Merger, all nine of the investors elected to convert their notes into the Units offered as part of the Bridge Loan.

If the Company fails to pay the outstanding principal and accrued interest within 15 days of October 31, 2008, the Debentures will increase by an additional 50% and the maturity date will be extended for an additional six months. If the Company closes the New Financing on or before October 31, 2008, the outstanding Debentures and unpaid interest will automatically convert into securities sold in the New Financing at a conversion price equal to 50% of the security offering price in the New Financing. No such financing occurred by October 31, 2008. The Company is currently in default on the Debentures, has not paid the required principal and interest and is in the process of negotiating a modification to the terms of the Debentures.

If the Company closes the New Financing on or before October 31, 2008, the outstanding Debentures and unpaid interest will automatically convert into securities sold in the New Financing at a conversion price equal to 50% of the security offering price in the New Financing. The Company is currently in default on the Debentures, and is in the process of negotiating a modification to the terms of the Debentures.

Notes Payable to Stockholders

EV Rental executed a promissory note in favor of Mr. Pink, dated December 31, 2006, for the principal amount of $275,423, due and payable on September 30, 2007, bearing interest at a rate of 10% per annum (the “Jeff Pink Note”). The Jeff Pink Note supersedes two prior notes payable to Mr. Pink. As of September 30, 2008, the outstanding principal balance of the Jeff Pink Note was $275,423. Pursuant to a Standby Creditor’s Agreement, dated January 16, 2006 (the “Standby Agreement”), between Mr. Pink and Vineyard, the Jeff Pink Note is subordinated to the Vineyard Note. Also, pursuant to the Forbearance Agreement by and between EV Rental and Amalgamated, Mr. Pink pledged the Jeff Pink Note to Amalgamated as additional collateral for the guaranty provided by Mr. Pink under the Forbearance Agreement. The Jeff Pink Note is currently past due.

EV Rental executed a promissory note in favor of Laurie Pink, dated December 31, 2004, for the principal amount of $50,000, due and payable June 1, 2007, bearing interest at a rate of 10% per annum (the “Laurie Pink Note”). As of September 30, 2008, the outstanding principal balance of the Laurie Pink Note was $50,000. The Laurie Pink Note is past due and in default.

In March 2008, Larry Pink, one of our stockholders and the brother of EV Rental’s former managing member, and his wife, Jo Ann Pink, loaned $50,000 to EV Rental for the payment and discharge of certain obligations owing by EV Rental to Amalgamated. EV Rental executed a promissory note in favor of Larry Pink and Jo Ann Pink, dated March 20, 2008, for the principal amount of $50,000, bearing interest at 10% per annum. The note is past due and in default.

We have notes payable to other current stockholders with past due maturity dates prior to December 31, 2005 with interest rates from 10% to 14% per annum, in the aggregate principal amount of $138,159. The note holders have agreed not to demand payment until a future date to be agreed to by the parties.

Notes and Other Obligations Payable to Certain Nonaffiliated Third Parties

EV Rental has notes payable in the principal amount of $155,000 at September 30, 2008 to certain unaffiliated third parties with maturity dates prior to December 31, 2005 with interest rates from 12% to 14% per annum. The notes are currently past due.

In April 2008, Kingsdale Capital advanced $91,762 to EV Rental for the payment and discharge of certain obligations owing by EV Rental to its auditors. The amounts are past due and in default.

In March 2008, Quantum Merchant Bankers, LLC (“Quantum”) loaned $125,000 to EV Rental for the payment and discharge of certain obligations owing by EV Rental to Amalgamated. EV Rental executed a promissory note in favor of Quantum, dated March 19, 2008, for the principal amount of $125,000, bearing interest at 10% per annum. In April 2008, Quantum loaned $125,000 to EV Rental for the payment and discharge of certain obligations owning by EV Rental to Amalgamated. EV Rental executed a promissory note in favor of Quantum, dated April 8, 2008, for the principal amount of $125,000, bearing interest at 10% per annum. Both notes are due and payable on the earlier of the Next Equity Financing or December 31, 2008.

We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. Our ability to achieve and maintain profitability and positive cash flow will be dependent upon, among other things, our ability to:

  be in good standing with our lenders;

  increase our cash position through financings in order to expand our operations and to purchase new vehicles; and

  generate revenues.

In addition, under the Forbearance Agreement, we will be required to liquidate our entire current rental car fleet by October 31, 2008. The liquidation of our rental fleet was completed as of November 28, 2008. We may be unable to purchase replacement vehicles from which to generate future revenues. We may not generate sufficient revenues from our proposed business plan in the future to achieve profitable operations or to remain in business. If we are not able to achieve profitable operations at some point in the future, we eventually may have insufficient working capital to maintain our operations as we presently intend to conduct them or to fund our expansion plans. In addition, our losses may increase in the future as we expand our business plan. These losses, among other things, have had and will continue to have an adverse effect on our working capital, total assets and stockholders’ equity. If we are unable to achieve profitability, the market value of Common Stock will decline, and there would be a material adverse effect on our consolidated financial condition. The Company is currently in negotiations with its debt holders to cure its current debt defaults.

Our plan of operation calls for significant expenses in connection with expanding our business operations and paying our creditors. We do not have sufficient cash or anticipated sources of cash from lines of credit to remain in business for more than 1 month. We will need to obtain significant additional financings in order to maintain our business operations. There are no assurances that we will be able to obtain additional financing in an amount sufficient to meet our needs or on terms that are acceptable to us. As a result, our independent registered public accounting firm has issued a “going concern” modification in their report in our 2007 financial statements.

Obtaining additional financing is subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund our business plan could be significantly limited and we may be required to suspend our business operations. The Company has obtained financing for the acquisition of new vehicles in October 2008, however, we cannot assure you that additional financing will be available on terms favorable to us, or at all. The failure to obtain such a financing would have a material, adverse effect on our business, results of operations and consolidated financial condition.

If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of current stockholders will be reduced and these securities may have rights and preferences superior to that of current stockholders. If we raise capital through debt financing, we may be forced to accept restrictions affecting our liquidity, including restrictions on our ability to incur additional indebtedness or pay dividends.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company does not expect that this statement will result in a change in current practice.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about a company's derivative and hedging activities. These enhanced disclosures will discuss (a) how and why a company uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect a company's financial position, results of operations and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008, with earlier adoption allowed. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Therefore, we will delay application of SFAS 157 to our nonfinancial assets and nonfinancial liabilities. The Company does not anticipate that the delayed adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No.157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning January 29, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for the non--controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests, of which the Company currently has none. All other requirements of SFAS No. 160 shall be applied prospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company anticipates that SFAS No. 160 will not have any significant impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, which revises current purchase accounting guidance in SFAS 141, Business Combinations. SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition. SFAS No. 141R also modifies the initial measurement and subsequent remeasurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to business combinations occurring after adoption. The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have any significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of SFAS No. 158 are effective for the Company as of the end of the fiscal year ending December 31, 2007. The adoption of SFAS No. 158 did not have any significant impact on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our President and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. To the extent we do have internal controls and procedures in place, they were not always followed during the quarter ended September 30, 2008. During the quarter ended September 30, 2008, and the subsequent quarter, our President and our Board of Directors did not follow all our internal procedures related to the documentation of financial information and the transfer of that information to those preparing the financial statements. As a result, the Company had a complex accounting issue related to its derivative liability that was not properly accounted for. Management evaluated the impact of our failure to follow our internal procedures regarding the documentation and transfer of financial information on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

4. We have deficiencies in our corporate governance. We do not have officers separate from our Directors. As of September 30, 2008, our three primary officer positions were filled by members of our Board of Directors. As a result, it does not allow our Directors to oversee our President and Chief Financial Officer in the performance of their duties. We do not believe these deficiencies in our corporate governance have had a material impact on our officers’ ability to perform their required tasks to prepare our financial statements, but we believe this deficiency results in a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments. We have also taken measures to ensure that the proper procedures are followed with regard to the documentation and transfer of financial information. On November 30, 2008, the individuals who were our officers resigned from their respective positions. Effective upon the resignations of those officers, Larry J. Pink was appointed Chief Executive Officer/President and Chief Financial Officer. Based on these changes in our management, we were not able to continue our efforts to remediate our deficiencies in our disclosure controls and procedures. However, despite Mr. Pink’s familiarity with our operations, our failure to have Mr. Pink fully integrated in operations as our Chief Executive Officer/President and Chief Financial Officer for the initial weeks of December 2008 will likely have a significant negative impact on our disclosure controls and procedures for the fourth quarter of 2008.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, on November 30, 2008, the individuals who were our officers resigned from their respective positions, leaving us with no officers. Since these resignations occurred after the end of our quarter ended September 30, 2008, these are not changes in our internal control over financial reporting during the quarter ended September 30, 2008. Even though we were able to retain other key personnel that assist us with the preparation of our financial statements, we believe these resignations will have a significant negative impact on our internal control over financial reporting.

Item 4T. Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates our exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is determinable and the loss is probable. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such claims and proceedings will not have a material adverse impact on our consolidated financial position, liquidity, or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 25, 2008, which to our knowledge have not materially changed. Those risks, which could materially affect our business, consolidated financial condition or future results, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, consolidated financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the information provided in our Current Report on Form 8-K, as filed with the Commission on July 25, 2008.

On October 9, 2008, the Company entered into a Secured Promissory Note and Warrant Purchase Agreement with a shareholder. In connection with this agreement, the Company issued warrants to the shareholder to purchase up to 30,227,500 shares of the Company’s common stock at an exercise price of $1.30 per share. The warrants are only exercisable in the event that the Company defaults on the loan.

Item 3. Defaults Upon Senior Securities

Please refer to the information provided in our Current Report on Form 8-K, as filed with the Commission on July 25, 2008.

On October 31, 2008, the Company defaulted on its convertible notes payable. Furthermore, as it failed to cure the default and repay the principal and interest by fifteen days after the due date, the principal on the notes increased by 50%.

On December 11, 2008, the company received a notice of default from Plethora Partners LLC. The Company has 90 days to satisfy its obligations to Plethora, otherwise Plethora may exercise the warrants and take control of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

There are a total of 10,000,000 shares of preferred stock authorized for issuance under the company’s articles. On August 19, 2008, the company created a class of preferred stock and designated 7,000,000 of the authorized preferred shares as “Series A Convertible Preferred Stock,” par value $0.001 per share.

Item 6. Exhibits

Exhibit
No.	Description

10.1	Loan and Security Agreement with Toyota Motor Credit Corporation
10.2	Secured Note and Warrant Purchase Agreement dated October 9, 2008 among the Registrant, EV Rental Cars, LLC, and Plethora Partners LLC
10.3	Secured Promissory Note dated October 9, 2008 made by EV Rental Cars, LLC in favor of Plethora Partners LLC
10.4	Warrant to Purchase Common Stock dated October 9, 2008 issued by the Registrant to Plethora Partners LLC
10.5	Security Agreement dated October 9, 2008 between EV Rental Cars, LLC and Plethora Partners LLC
10.6	Guaranty Agreement dated October 9, 2008 between the Registrant and Plethora Partners LLC
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EV TRANSPORTATION, INC.

Date: December 22, 2008	By:	/s/ Larry J. Pink
Larry J. Pink
Chief Executive Officer, President

Date: December 22, 2008	By:	/s/ Larry J. Pink
Larry J. Pink
Chief Financial Officer